Form 10-Q
period 1996-03-31
ARVIDA JMB PARTNERS L P II
filed 1996-05-14
CIK 852494

SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.   20549



                                  FORM 10-Q



                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934




For the quarter ended March 31, 1996         Commission file number 0-19245





                        ARVIDA/JMB PARTNERS, L.P.-II
           (Exact name of registrant as specified in its charter)




                Delaware                           58-1809884
      (State of organization)             (IRS Employer Identification No.)




  900 N. Michigan Avenue., Chicago, IL               60611
(Address of principal executive office)             (Zip Code)




Registrant's telephone number, including area code 312/440-4800




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X     No



                              TABLE OF CONTENTS




PART I      FINANCIAL INFORMATION


Item 1.     Financial Statements . . . . . . . . . . . . . . . .      3


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . .     14



PART II     OTHER INFORMATION


Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . .     16


Item 3.     Defaults on Senior Securities. . . . . . . . . . . .     16


Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . .     17

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                           ARVIDA/JMB PARTNERS, L.P.-II
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                            CONSOLIDATED BALANCE SHEETS

                                       MARCH 31, 1996 AND DECEMBER 31, 1995

                                                    (UNAUDITED)


                                                      ASSETS
                                                      ------

                                                                                    MARCH 31,      DECEMBER 31,
                                                                                      1996            1995
                                                                                 -------------     -----------

Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . .      $    978,060       1,387,313
Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,610,395       2,552,834
Trade and other accounts receivable (net of allowance
  for doubtful accounts of $24,073 at March 31, 1996
  and $18,431 at December 31, 1995). . . . . . . . . . . . . . . . . . . . .         1,194,377       1,218,015
Real estate inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .        10,293,218      10,766,333
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . .         6,304,679       6,404,217
Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . . .         1,833,053       1,910,446
                                                                                  ------------    ------------
        Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 22,213,782      24,239,158
                                                                                  ============    ============
                                           ARVIDA/JMB PARTNERS, L.P.-II
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                      CONSOLIDATED BALANCE SHEETS - CONTINUED


                               LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                               -----------------------------------------------------

                                                                                    MARCH 31,      DECEMBER 31,
                                                                                      1996            1995
                                                                                 -------------     -----------

Liabilities:
 Bank overdrafts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     932,480         550,666
 Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           338,786         450,129
 Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           964,377       1,121,423
 Accrued expenses and other liabilities. . . . . . . . . . . . . . . . . . .        43,550,415      39,137,504
 Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . .         7,619,020       7,591,889
 Notes and mortgages payable (in default). . . . . . . . . . . . . . . . . .        98,710,703     100,175,208
                                                                                  ------------    ------------

Commitments and contingencies

       Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .       152,115,781     149,026,819
                                                                                  ------------    ------------

Partners' capital accounts (deficits):
 General Partner and Associate Limited Partner:
   Capital contributions . . . . . . . . . . . . . . . . . . . . . . . . . .             2,000           2,000
   Cumulative net income (loss). . . . . . . . . . . . . . . . . . . . . . .        (7,268,005)     (5,809,930)
   Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . . .          (246,771)       (246,771)
                                                                                  ------------    ------------
                                                                                    (7,512,776)     (6,054,701)
                                                                                  ------------    ------------
 Limited partners:
   Capital contributions, net of offering costs. . . . . . . . . . . . . . .       209,753,671     209,753,671
   Cumulative net income (loss). . . . . . . . . . . . . . . . . . . . . . .      (322,921,720)   (319,265,457)
   Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . . .        (9,221,174)     (9,221,174)
                                                                                  ------------    ------------
                                                                                  (122,389,223)   (118,732,960)
                                                                                  ------------    ------------
       Total partners' deficits. . . . . . . . . . . . . . . . . . . . . . .      (129,901,999)   (124,787,661)
                                                                                  ------------    ------------
       Total liabilities and partners' deficits. . . . . . . . . . . . . . .      $ 22,213,782      24,239,158
                                                                                  ============    ============

              The accompanying notes are an integral part of these consolidated financial statements.

                                           ARVIDA/JMB PARTNERS, L.P.-II
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                    THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                    (UNAUDITED)
                                                                                      1996            1995
                                                                                  ------------     -----------
Revenues:
  Housing. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   140,810       2,636,976
  Homesites. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           646,050       2,435,200
  Operating properties . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,686,344       1,389,309
  Brokerage and other operations . . . . . . . . . . . . . . . . . . . . . .           336,171         653,439
                                                                                  ------------      ----------
          Total revenues . . . . . . . . . . . . . . . . . . . . . . . . . .         2,809,375       7,114,924

Cost of revenues:
  Housing. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           147,279       2,286,900
  Homesites. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           558,537       1,871,979
  Operating properties . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,378,222       1,357,217
  Brokerage and other operations . . . . . . . . . . . . . . . . . . . . . .           293,264         591,701
                                                                                  ------------      ----------
          Total cost of revenues . . . . . . . . . . . . . . . . . . . . . .         2,377,302       6,107,797

Gross operating profit . . . . . . . . . . . . . . . . . . . . . . . . . . .           432,073       1,007,127

Selling, general and administrative expenses . . . . . . . . . . . . . . . .          (482,775)     (1,538,743)
                                                                                   -----------      ----------
          Net operating income (loss). . . . . . . . . . . . . . . . . . . .           (50,702)       (531,616)

Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             9,124          82,611
Interest and real estate taxes, net. . . . . . . . . . . . . . . . . . . . .        (5,072,760)     (5,441,900)
                                                                                   -----------      ----------
          Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . .       $(5,114,338)     (5,890,905)
                                                                                   ===========      ==========
          Net income (loss) per Limited Partnership Interest . . . . . . . .       $    (15.61)         (16.44)
                                                                                   ===========      ==========



              The accompanying notes are an integral part of these consolidated financial statements.

                                           ARVIDA/JMB PARTNERS, L.P.-II
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                    THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                    (UNAUDITED)

                                                                                       1996              1995
                                                                                   ------------      -----------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $(5,114,338)      (5,890,905)
Charges to net loss not requiring cash:
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . .        130,395          141,626
  Provision for doubtful accounts. . . . . . . . . . . . . . . . . . . . . . . .          5,642           10,005
Changes in:
  Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        942,439       (3,016,587)
  Trade and other accounts receivable. . . . . . . . . . . . . . . . . . . . . .         17,996         (261,331)
  Real estate inventories:
    Additions to real estate inventories . . . . . . . . . . . . . . . . . . . .       (232,701)      (1,715,030)
    Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        705,816        4,158,879
    Capitalized interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --            (124,678)
    Capitalized real estate taxes. . . . . . . . . . . . . . . . . . . . . . . .          --             (55,747)
  Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . . . .         46,536        1,288,039
  Accounts payable, accrued expenses and other liabilities . . . . . . . . . . .      4,301,568        2,862,992
  Deposits and unearned income . . . . . . . . . . . . . . . . . . . . . . . . .       (157,046)         (12,108)
  Amounts due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . .         27,131          137,061
                                                                                   ------------      -----------
          Net cash provided by (used in)
            operating activities . . . . . . . . . . . . . . . . . . . . . . . .        673,438       (2,477,784)
                                                                                   ------------      -----------
Investing activities:
  Acquisitions of property and equipment . . . . . . . . . . . . . . . . . . . .          --            (134,354)
                                                                                   ------------      -----------
          Net cash used in investing activities. . . . . . . . . . . . . . . . .          --            (134,354)
                                                                                   ------------      -----------
                                             ARVIDA/JMB PARTNERS, L.P.-II
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                 CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED



                                                                                       1996              1995
                                                                                   ------------      -----------
Financing activities:
  Proceeds from notes and mortgages payable. . . . . . . . . . . . . . . . . . .          --          (2,646,850)
  Payments of notes and mortgages payable. . . . . . . . . . . . . . . . . . . .     (1,464,505)           --
  Repayments of bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . .        381,814         (336,902)
                                                                                   ------------      -----------
          Net cash used in financing activities. . . . . . . . . . . . . . . . .     (1,082,691)      (2,983,752)
                                                                                   ------------      -----------
Decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .       (409,253)      (5,595,890)

Cash and cash equivalents,
  beginning of year. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,387,313        9,526,271
                                                                                   ------------      -----------

Cash and cash equivalents,
  end of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    978,060        3,930,381
                                                                                   ============      ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other
    interest, net of amounts capitalized . . . . . . . . . . . . . . . . . . . .   $      --               --
                                                                                   ============      ===========
  Non-cash investing and financing activities. . . . . . . . . . . . . . . . . .   $      --               --
                                                                                   ============      ===========













              The accompanying notes are an integral part of these consolidated financial statements.

                        ARVIDA/JMB PARTNERS, L.P.-II
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURE

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 1996 AND 1995

                                 (UNAUDITED)


     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1995, which are included in the Partnership's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

GENERAL

     Capitalized Interest and Real Estate Taxes

     Interest, including the amortization of loan fees, of $2,914,357 and $3,523,784 was incurred for the three months ended March 31, 1996 and 1995, respectively, of which $0 and $124,678 was capitalized, respectively.
There were no interest payments made during the three month periods ended March 31, 1996 and 1995. The Partnership has not made the required monthly interest payments on its credit facility since September 1994.

     Real estate taxes of $2,158,403 and $2,098,541 were incurred for the three months ended March 31, 1996 and 1995, respectively, of which $0 and $55,747 was capitalized, respectively. Real estate tax payments of $360,642 and $449,743 were made for the three months ended March 31, 1996 and 1995, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities and other operating properties as these taxes are included in cost of revenues for operating properties.

     Property and Equipment and Other Assets

     Depreciation expense of $99,538 and $109,350 was incurred for the three month periods ended March 31, 1996 and 1995, respectively.
Amortization of other assets, excluding loan fees, of $30,857 and $32,276 was incurred for the three months ended March 31, 1996 and 1995, respectively.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

     There are no treasury bills or other short-term investments with original maturity dates of three months or less included in cash and cash equivalents at March 31, 1996 and December 31, 1995. Included in restricted cash are amounts restricted under various escrow agreements and approximately $1,581,200 remaining from the original $3 million which was deposited into a restricted collateral account in March 1995 pursuant to an agreement between the Partnership and its lender.

NOTES AND MORTGAGES PAYABLE (IN DEFAULT)

     The Partnership's credit facilities consist of a $52.5 million term loan, a $67.5 million term loan, a revolving line of credit of approximately $14.3 million and approximately $4.3 million of outstanding letters of credit securing performance obligations of the Partnership. There is also a $5 million letter of credit facility which secures performance obligations of the Partnership. At March 31, 1996, approximately $20.3 million, $66.9 million and $11.5 million was outstanding under the $52.5 million term loan, the $67.5 million term loan and the revolving line of credit facility, respectively.

     For the three month period ended March 31, 1996, the effective interest rate for the combined term loans and the revolving line of credit facility was approximately 11.7% per annum. The Partnership has not made the required interest payments on its credit facilities since September 1994. The amount of interest which remains payable at March 31, 1996 totals approximately $29.4 million. The accrued interest on the Partnership's credit facilities is the primary cause for the increase in accrued expenses and other liabilities at March 31, 1996 as compared to December 31, 1995.

     Proceeds from the sales of housing units, homesites, land parcels and other collateral securing the credit facilities, net of brokerage commissions and certain other customary selling expenses are to be delivered to the lender to be applied against the outstanding principal balance on one of the term loans. Through March 31, 1996, the Partnership has remitted proceeds totalling approximately $20.2 million from sales made after becoming subject to this requirement in September 1994.

     On October 31, 1995, the Partnership and its lender reached an agreement to amend the March 1995 Forbearance Agreements agreeing to, among other things, a new plan whereby the Partnership would attempt to sell its remaining assets (other than Talega Property) in accordance with set minimum sales prices for each of the assets over the course of a six-month period with payment of certain operational, development and marketing costs to be made out of available funds in a restricted collateral account. The agreement was subject to the lender's continued forbearance from the exercise of its remedies under the credit facilities and its right to cease funding costs not yet then incurred. The Partnership and its lender are currently in the process of negotiating a new plan whereby the Partnership would sell its remaining assets by July 31, 1996. As of the date of this report, the lender has not initiated any actions as a result of the Partnership's failure to sell its remaining assets as specified per the terms of the originally agreed upon plan.

     During March 1996, the Heathrow joint venture, in which the Partnership is the managing general partner, reached an agreement with an unaffiliated third party for the sale of the remaining land and certain related assets within the Partnership's Heathrow Community. The Partnership's lender has consented to the terms of the sale. However, the closing of the sale is subject to the satisfaction of various other conditions, and there is no assurance that such conditions will be satisfied or that the sale will close. The net proceeds from such sale, if consummated, would be paid to the Partnership's lender and applied against the outstanding principal balance on one of the Partnership's term loans. The sale, if consummated, would result in a gain for financial reporting purposes and a loss for Federal income tax purposes.

     During March 1996, the Partnership reached an agreement with an unaffiliated third party for the sale of the Talega Property. The Partnership's lender has consented to the terms of the sale. However, the closing of the sale is subject to the satisfaction of various conditions, and there is no assurance that such conditions will be satisfied or that the sale will close. The net proceeds from such sale, if consummated, would be paid to the Partnership's lender and applied against the outstanding principal balance on one of the Partnership's term loans. The sale, if consummated, would result in a gain for financial reporting purposes and a loss for Federal income tax purposes.

     In addition, during April 1996, the Partnership entered into a non-binding letter of intent with an unaffiliated third party for the sale of the retail shopping plaza at its Heathrow Community. The net proceeds from such sale, if consummated, would be paid to the Partnership's lender and applied against the outstanding principal balance on one of the Partnership's term loans.

     The Partnership currently expects that it will be disposing of all of its remaining assets in accordance with the plan which is currently being negotiated with its lender. It is expected that any proceeds from the sale or other disposition of such assets, in excess of the costs of sale and general and administrative expenses attributable thereto, will be paid to the lender or other creditors of the Partnership. Accordingly, it is highly unlikely that the Limited Partners will receive any future distributions from the Partnership. Upon disposition of its remaining assets or if the Partnership determines the plan is no longer viable or lacks sufficient funds for maintaining the affairs of the Partnership, the Partnership would then proceed to terminate its affairs.

     The possibility still remains that the lender may pursue its remedies under the credit facilities, including realizing upon substantially all of the Partnership's remaining assets, which are collateral security for the credit facilities. These issues raise substantial doubt about the Partnership's ability to continue as a going concern. If the Partnership is unable to continue as a going concern, it may be forced to dispose of its Properties in a manner that would realize less than would be realized under its current plan for an orderly disposition. If this were to occur, any proceeds received could be less than the current carrying values of the Properties, resulting in the recognition of additional losses by the Partnership. The accompanying Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

TRANSACTIONS WITH AFFILIATES

     The General Partner of the Partnership or its affiliates may be reimbursed for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and its assets. For the three months ended March 31, 1996, the General Partner of the Partnership or its affiliates were due reimbursements for such direct or out-of-pocket expenditures in the amount of approximately $2,400, all of which was paid as of March 31, 1996. The total of such reimbursements for the three months ended March 31, 1995 was approximately $2,100.

     In addition, the General Partner and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Partnership and the operation of the Partnership's Properties. Such costs were approximately $13,500 for the three months ended March 31, 1996 all of which was paid as of March 31, 1996.

     The Partnership also receives reimbursements from, or reimburses, affiliates of the General Partner for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. The Partnership was entitled to receive approximately $0 and $3,800 for such costs for the three months ended March 31, 1996 and 1995, respectively. In addition, the Partnership was obligated to reimburse one of its affiliates approximately $5,800 and $19,500 for the three months ended March 31, 1996 and 1995, respectively, for costs incurred by the affiliate on behalf of the Partnership. At March 31, 1996, approximately $5,700 was unpaid, none of which was paid as of May 3, 1996.

     The Partnership and Arvida/JMB Partners, L.P. (a publicly-held limited partnership affiliated with the General Partner, "Arvida/JMB-I") each employ project related and administrative personnel who perform services on behalf of both partnerships. In addition, certain out-of-pocket expenditures related to such services and other general and administrative expenditures are incurred and charged to each partnership as appropriate. The Partnership reimburses or receives reimbursements from Arvida/JMB-I for such costs (including salary and salary-related costs). For the three month period ended March 31, 1996, the Partnership was obligated to reimburse Arvida/JMB-I approximately $589,200. At March 31, 1996, approximately $194,600 was unpaid, all of which was paid as of May 3, 1996.

In addition, for the three month period ended March 31, 1996, the Partnership was entitled to receive approximately $68,300 from Arvida/JMB-
I. At March 31, 1996, approximately $49,200 was outstanding, all of which was received as of May 3, 1996. For the three months ended March 31, 1995, the Partnership was obligated to reimburse Arvida/JMB-I approximately $822,200 and the Partnership was entitled to receive reimbursements from Arvida/JMB-I of approximately $88,400.

     Arvida Company ("Arvida"), pursuant to an agreement with the Partnership, provides development, construction, management and other personnel and services to the Partnership for all of its projects and operations. Pursuant to such agreement, the Partnership reimburses Arvida for all of its out-of-pocket expenditures (including salary and salary-related costs). The total of such costs for the three month periods ended March 31, 1996 and 1995 were approximately $105,500 and $367,700 respectively. At March 31, 1996 approximately $700 was unpaid, all of which was paid as of May 3, 1996.

     Pursuant to a requirement under the Partnership's credit facilities, a portion of the reimbursements paid to Arvida and Arvida/JMB-I as well as portions of the Partnership's insurance and loan refinancing costs incurred in 1992 and 1993, have been funded on the Partnership's behalf by advances from the General Partner. Such advances, which do not bear interest, totalled approximately $4,609,400 at March 31, 1996. The repayment of such advances is subordinated to the receipt by the Holders of Interests of certain levels of return, and therefore is not expected. In addition, the Partnership was entitled to receive approximately $12,900 from an affiliate of the General Partner for salary and salary-related costs incurred by the Partnership on behalf of such affiliate of the General Partner, all of which was outstanding as of March 31, 1996 and May 3, 1996.

     The Partnership incurs certain general and administrative expenses, including insurance premiums, which are paid by the Partnership on behalf of its affiliated homeowners associations. The Partnership receives reimbursements from the affiliates for such costs. For the three month period ended March 31, 1996, the Partnership was entitled to receive approximately $5,200 from such affiliates. At March 31, 1996, approximately $39,500 was owed to the Partnership (including amounts owed from prior periods), of which approximately $12,600 was received as of May 3, 1996. For the three months ended March 31, 1995, the Partnership was entitled to receive approximately $4,400 from such affiliates.

     Arvida provides development management services to the Heathrow partnership. For the three months ended March 31, 1996, management fees of approximately $117,200 had been incurred, the payment of which has been deferred. The cumulative amount of such deferred management fees as of March 31, 1996 was approximately $2,910,200. Such deferred fees do not bear interest and remain payable. The ultimate payment of these management fees is not expected to be made as it is subordinated to certain levels of return to the Holders of Interests.

     In accordance with the Partnership Agreement, the General Partner and Associate Limited Partner have deferred a portion of their distributions of net cash flow from the Partnership totalling approximately $247,000. This amount, which does not bear interest, is not expected to be paid.

COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, including the Partnership's obligations with respect to the Santa Margarita Water District, the Partnership is contingently liable under standby letters of credit and bonds at March 31, 1996 for approximately $2,600,400 and $546,800, respectively.

     The Partnership has been named a defendant in a lawsuit filed in the Circuit Court in and for the Eighteenth Judicial Circuit, Seminole County, Florida entitled Land Investment I, Ltd., Heathrow Land & Development Corporation, Heathrow Shopping Center Associates, and Paulucci Investments
v. Arvida/JMB Managers-II, Inc., Arvida/JMB Partners, L.P.-II, Arvida Company and JMB Realty Corporation. The complaint, as amended, includes counts for breach of the management agreement, breach of fiduciary duty, fraud in the inducement and conspiracy to commit fraud in the inducement, breach of the partnership agreement and rescission in connection with the purchase and management of the Heathrow development. Plaintiffs seek, among other things, unspecified compensatory damages, the right to add a claim for punitive damages, rescission, attorneys fees, costs, and such other relief as the Court deems appropriate. The Partnership believes that the lawsuit is without merit and intends to vigorously defend itself in this matter.

     The Partnership has been advised by Merrill Lynch that various investors of the Partnership have sought to compel Merrill Lynch to arbitrate claims brought by certain investors of the Partnership, and has been named as a respondent in various arbitrations, representing approximately 11% of the total Interests outstanding. These claimants have sought and are seeking to arbitrate claims involving unspecified damages based on Merrill Lynch's alleged violations of applicable state and/or federal securities laws and alleged violations of the rules of the National Association of Securities Dealers, Inc., together with pendent state law claims. The Partnership believes that Merrill Lynch has resolved some of these claims through litigation and otherwise, and that Merrill Lynch is defending other claims. Merrill Lynch has asked the Partnership and its General Partner to confirm an obligation of the Partnership and its General Partner to indemnify Merrill Lynch in these claims against all loss, liability, claim, damage and expense, including without limitation attorney's fees and expenses, under the terms of a certain Agency Agreement dated October 23, 1989 ("Agency Agreement") with the Partnership relating to the sale of Interests through Merrill Lynch on behalf of the Partnership. The Agency Agreement generally provides that the Partnership and its General Partner shall indemnify Merrill Lynch against losses occasioned by an actual or alleged misstatement or omission of material facts in the Partnership's offering material used in connection with the sale of Interests and suffered by Merrill Lynch in performing its duties under the Agency Agreement, under certain specified conditions. The Agency Agreement also generally provides, under certain conditions, that Merrill Lynch shall indemnify the Partnership and its General Partner for losses suffered by the Partnership and occasioned by certain specified conduct by Merrill Lynch in the course of Merrill Lynch's solicitation of subscriptions for, and sale of, Interests. The Partnership is unable to determine at this time the ultimate investment of investors who have filed arbitration claims as to which Merrill Lynch might seek indemnification in the future. At this time, and based upon the information presently available about the arbitration statements of claims filed by some of these investors, the Partnership and its General Partner believe that they have meritorious defenses to demands for indemnification made by Merrill Lynch and intend to vigorously pursue such defenses. Although there can be no assurance regarding the outcome of the claims for indemnification, at this time, based on information presently available about such arbitration statements of claims, the Partnership and its General Partner do not believe that the demands for indemnification by Merrill Lynch will have a material adverse effect on the financial condition of the Partnership.

     In addition, the Partnership could potentially be liable for certain amounts incidental to other matters, the amount of which could be substantial.

TAX-EXEMPT BOND FINANCING

     In connection with the development of Talega, the Partnership has utilized bond financing to construct certain on-site and off-site water and sewer infrastructure improvements which the Partnership would otherwise be obligated to finance and construct as a condition to obtain certain approvals for the project. As of March 31, 1996, $59,645,000 of the bonds were outstanding. Approximately $46.5 million of proceeds from the sale of bonds was expended by the District on infrastructure improvements through March 31, 1996.

ADJUSTMENTS

     In the opinion of the General Partner, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of March 31, 1996 and December 31, 1995 and for the three month periods ended March 31, 1996 and 1995 (assuming the Partnership continues as a going concern).

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements ("Notes") contained in this report for additional information concerning certain of the Partnership's investments.

     As discussed below, there is substantial doubt about the Partnership's ability to continue as a going concern.

     At March 31, 1996 and December 31, 1995, the Partnership had cash and cash equivalents of approximately $978,100 and $1,387,000, respectively. Bank overdrafts, which represent checks in transit, of approximately $932,500 and $551,000 at March 31, 1996 and December 31, 1995,
respectively, were repaid from cash on hand in April and January 1996, respectively. Remaining cash and cash equivalents were available for working capital requirements. The Partnership had suspended cash distributions to its Partners in late 1990 due to, among other things, deteriorating market conditions. The Partnership has been unable to reinstate distributions due to its financial condition and the operations of its Properties, which are also discussed more fully below. In addition, the Partnership is currently in default of the terms of its credit facilities and a default has been asserted concerning Tax-Exempt Bond Financing. The source of the Partnership's short and long-term future liquidity is dependent upon its lender continuing to forbear from exercising its remedies under the Partnership's credit facility agreements and permitting the Partnership to use funds in a restricted cash collateral account and certain sales proceeds to finance the Partnership's limited operations, as more fully discussed in Part II - Item 3. (Defaults on Senior Securities).

     During March 1996, the Heathrow joint venture, in which the Partnership is the managing general partner, reached an agreement with an unaffiliated third party for the sale of the remaining land and certain related assets within the Partnership's Heathrow Community. The Partnership's lender has consented to the terms of the sale. However, the closing of the sale is subject to the satisfaction of various other conditions, and there is no assurance that such conditions will be satisfied or that the sale will close. The net proceeds from such sale, if consummated, would be paid to the Partnership's lender and applied against the outstanding principal balance on one of the Partnership's term loans. The sale, if consummated, would result in a gain for financial reporting purposes and a loss for Federal income tax purposes in 1996.

     During March 1996, the Partnership reached an agreement with an unaffiliated third party for the sale of the Talega Property. The Partnership's lender has consented to the terms of the sale. However, the closing of the sale is subject to the satisfaction of various conditions, and there is no assurance that such conditions will be satisfied or that the sale will close. The net proceeds from such sale, if consummated, would be paid to the Partnership's lender and applied against the outstanding principal balance on one of the Partnership's term loans. The sale, if consummated, would result in a gain for financial reporting purposes and a loss for Federal income tax purposes in 1996.

     In addition, during April 1996, the Partnership entered into a non-binding letter of intent with an unaffiliated third party for the sale of the retail shopping plaza at its Heathrow Community.

     Although there can be no assurance, the Partnership currently expects that it will be disposing of its remaining assets during 1996. It is expected that any proceeds from the sale or other disposition of such assets, in excess of the costs of sale and general and administrative expenses attributable thereto, will be paid to the lender or other creditors of the Partnership. Upon completion of the sale of the Partnership's remaining assets, the Partnership expects to terminate. The Limited Partners should not expect to receive any future distributions from the Partnership.

RESULTS OF OPERATIONS

     Due to the Partnership's financial condition, the results of operations for the quarter ended March 31, 1996 reflect the limited activity of its assets.

     For the period ended March 31, 1996, the Partnership (including its consolidated ventures) closed on the sale of one housing unit and 12 homesites. This compares to closings for the three months ended March 31, 1995 of 16 housing units and 46 homesites. Outstanding contracts ("backlog") at March 31, 1996 were for six homesites, the remaining land within the Partnership's Talega Community and the remaining land and certain related assets within the Partnership's Heathrow Community. This compares to a backlog at March 31, 1995 of 13 housing units and 18 homesites.

     Housing revenues for the three months ended March 31, 1996 have been negatively impacted by the prohibition placed on the Partnership by its lender regarding the construction of new homes within Heathrow. All construction of the homes for which the lender agreed to advance funds had been completed. In addition, sales of all of the units completed in Wesmere had closed as of December 31, 1995, and four units remain to be closed at Heathrow.

     The decrease in homesite revenues for the three months ended March 31, 1996 as compared to the same period in 1995 is due to a decrease in the availability of lots for sale at the Partnership's Heathrow and Atlanta Communities. The Partnership's Eagle Watch Community is nearing completion and is expected to close-out in 1996. The decline in the gross operating profit margin for the three months ended March 31, 1996 as compared to the same period in 1995 is due primarily to the reduction of higher margin product closed at the Partnership's Heathrow Community.

     Revenues from operating properties increased for the three months ended March 31, 1996 as compared to the same period in 1995 due to an increase in the number of members at Heathrow Golf and Country Club.

     Brokerage revenues decreased for the three months ended March 31, 1996 as compared to the same period in 1995 due primarily to the reduction in the number of closings of homes built by unaffiliated third-party builders within the Partnership's Heathrow and Atlanta Communities.

     Selling, general and administrative expenses continue to decrease due primarily to a reduction in marketing and administrative costs incurred, which is a direct result of the restrictions placed on future development and construction by the Partnership's lender.

     Interest and real estate taxes decreased for the three months ended March 31, 1996 as compared to the same period in 1995 due primarily to a decrease in the average amount of borrowings outstanding during the period.

PART II. OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     The Partnership has been named a defendant in a lawsuit filed in the Circuit Court in and for the Eighteenth Judicial Circuit, Seminole County, Florida entitled Land Investment I, Ltd., Heathrow Land & Development Corporation, Heathrow Shopping Center Associates, and Paulucci Investments
v. Arvida/JMB Managers-II, Inc., Arvida/JMB Partners, L.P.-II, Arvida Company and JMB Realty Corporation. The complaint, as amended, includes counts for breach of the management agreement, breach of fiduciary duty, fraud in the inducement and conspiracy to commit fraud in the inducement, breach of the partnership agreement and rescission in connection with the purchase and management of the Heathrow development. Plaintiffs seek, among other things, unspecified compensatory damages, the right to add a claim for punitive damages, rescission, attorneys fees, costs, and such other relief as the Court deems appropriate. The Partnership believes that the lawsuit is without merit and intends to vigorously defend itself in this matter.

     The Partnership is not subject to any other material pending legal proceedings, other than ordinary litigation incidental to the business of the Partnership. However, reference is made to Notes for a discussion of certain claims asserted by Merrill Lynch for indemnification by the Partnership and the General Partner in connection with claims for arbitration filed by certain investors in the Partnership.

     ITEM 3.  DEFAULTS ON SENIOR SECURITIES

     The Partnership's $67.5 million term loan has a certain loan-to-value covenant relative to the Partnership's Talega Property. Based upon an independent appraisal of Talega which was prepared on behalf of the Partnership's lender, the Partnership has not been in compliance with this covenant. On March 4, 1994, pursuant to the terms of this loan-to-value covenant, the Partnership received a notice of default from its lender.
The Partnership was required to make a term loan payment, including accrued interest, of approximately $59 million in order to cure this default. The Partnership did not have the funds to make such payment. In addition, the Partnership's credit facilities matured on December 30, 1994.

However, the Partnership did not have the funds to pay off the balances outstanding under the credit facilities. The Partnership has not made the required interest payments on its credit facilities since September 1994. The aggregate amount outstanding, including principal and all accrued and unpaid interest, on the Partnership's term loans and revolving line of credit at March 31, 1996 is approximately $128.1 million. In addition, as of March 31, 1996, the Partnership is liable under standby letters of credits for approximately $2,600,400. To date, the Partnership's lender has not pursued all of its remedies under the credit facility agreements relative to these defaults, which could include, among other things, the lender realizing upon its security interest in the Partnership's Properties. In March 1995, the Partnership and its lender entered into Forbearance Agreements pursuant to which, among other things, $3 million was deposited in a restricted collateral account to pay direct operational costs and general and administrative expenses of the Partnership's limited operations, subject to the approval of the lender of such costs and expenses and its continued forbearance from the exercise of its other remedies under the credit facility agreements. The Forbearance Agreement was modified on October 31, 1995 and the Partnership is currently operating under a plan to dispose of its assets. It is expected that any proceeds from the sale or other disposition of such assets, in excess of the costs and general and administrative expenses attributable thereto, will be paid to the lender or other creditors of the Partnership. Reference is made to
Part I. Financial Information, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of the Partnership's liquidity and capital resources.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)       Exhibits

     3. Amended and Restated Agreement of Limited Partnership incorporated herein by reference.*

     4.1. Assignment Agreement by and among the Partnership, the General Partner, the Initial Limited Partner and the Holders of Interests incorporated herein by reference.*

     4.2. $225 million Credit Agreement dated April 15, 1990 between Arvida/JMB Partners, L.P.-II and Continental Bank N.A. and Bank of America National Trust and Savings Association is incorporated herein by reference.**

     4.3. Amended and Restated Credit Agreement dated June 23, 1992 between Arvida/JMB Partners, L.P.-II and Continental Bank N.A. and Bank of America National Trust and Savings Association is incorporated herein by reference.**

     4.4. Various mortgages and other security interests dated April 30, 1992 related to Arvida/JMB Partners, L.P.-II's Heathrow, Talega, Wesmere, Wycliffe, Eagle Watch, Burnt Hickory Lakes, Rock Creek and SouthRidge Lakes properties which secure loans under the Amended and Restated Credit Agreement referred to in Exhibit 4.3 are incorporated herein by reference.**

     4.5. Revolving Loan and Letter of Credit Facility Credit Agreement dated June 23, 1992 between Arvida/JMB Partners, L.P.-II and Continental Bank N.A. and Bank of America National Trust and Savings Association is incorporated herein by reference.**

     4.6. Various mortgages and other security interests dated June 23, 1992 related to Arvida/JMB Partners, L.P.-II's Heathrow, Talega, Wesmere, Wycliffe, Eagle Watch, Burnt Hickory Lakes, Rock Creek and SouthRidge Lakes properties which secure loans under the Revolving Loan and Letter of Credit Facility Credit Agreement referred to in Exhibit 4.5 are incorporated herein by reference.**

     4.7. Interim Bank Letter Agreement dated March 25, 1992 between Arvida/JMB Partners, L.P.-II and Continental Bank N.A., Bank of America National Trust and Savings Association, and Unibank is incorporated herein by reference.**

     4.8. Promissory Note effective July 1, 1992 between Arvida/JMB Partners, L.P.-II and Arvida/JMB Managers-II, Inc. is herein incorporated by reference. ****

     4.9. Letter dated September 20, 1994 from the Partnership to Bank of America regarding the Partnership's acknowledgement that all proceeds from the sale of Collateral shall be delivered immediately to Co-Lenders is herein incorporated by reference to Exhibit 4.9 to the Partnership's Report on Form 10-Q (File No. 0-19245) filed on November 11, 1994.

     4.10. Forbearance and Modification Agreement (Credit Agreement) dated March 21, 1995 by and among Arvida/JMB Partners, L.P.-II, Heathrow Development Associates, Ltd., Eagle Watch Partners, Bank of America Illinois and Bank of America National Trust and Savings Association is incorporated herein by reference. *****

     4.11. Forbearance and Modification Agreement (Amended and Restated Credit Agreement) dated March 21, 1995 by and among Arvida/JMB Partners, L.P.-II, Heathrow Development Associates, Ltd., Eagle Watch Partners, Bank of America Illinois and Bank of America National Trust and Savings Association is incorporated herein by reference. *****

     4.12.  Letter Agreement dated October 31, 1995 supplementing
Forbearance Agreements with Lenders is herein incorporated by reference.******

     10.1. Management, Advisory and Supervisory Agreement between the Partnership and Arvida Company is herein incorporated by reference.**

     10.2. Revolving Credit Agreement dated September 27, 1989 between Arvida/JMB Partners, L.P.-II and Continental Bank N.A. is incorporated herein by reference.***

     10.3. First Amendment Credit Agreement dated December 21, 1989 to the Credit Agreement dated May 5, 1989 between Arvida/JMB Partners, L.P.-II and Continental Bank N.A. is incorporated herein by reference.***

     10.4. Second Amendment Credit Agreement dated January 31, 1990 to the Credit Agreement dated May 5, 1989 between Arvida/JMB Partners, L.P.-II and Continental N.A. is incorporated herein by reference.***

     10.5. Credit Agreement dated May 5, 1989 between Arvida Talega Limited Partnership and Continental Bank N.A. is incorporated herein by reference.***

     10.6. First Amendment Credit Agreement dated December 21, 1989 to the Revolving Credit Agreement dated September 27, 1989 between Arvida/JMB Partners, L.P.-II and Continental Bank N.A. is incorporated herein by reference.***

     10.7. First Amended and Restated Limited Partnership Agreement of Heathrow Development Associates, Ltd. and Assignment of Partnership Interests dated January 17, 1990 are herein incorporated by reference.**

     10.8. Amended and Restated Heathrow Management Agreement dated January 17, 1990 is herein incorporated by reference.**

     10.9. Eagle Watch Partners General Partnership Agreement dated December 27, 1989 is herein incorporated by reference.**

     10.10. Letter of Credit Agreement dated July 27, 1990 between Arvida/JMB Partners, L.P.-II and Santa Margarita Water District regarding collateral for Tax-Exempt Bond Financing is herein incorporated by reference.**

     10.11. Agreement for the Payment of the Diemer Intertie Sublease Payments, Principal and Interest of Bonds of Improvement District No. 7 and Annual Budget Deficits Between Arvida/JMB Partners, L.P.-II and Santa Margarita Water District dated January 15, 1990 is herein incorporated by reference.*

     10.12. Sale and Purchase Agreement dated August 3, 1993 by and between EW Golf Club, L.P., Eagle Watch Partners and Cloverleaf
Investments, Inc. for the sale of the club facilities and other assets of the Eagle Watch Golf Club is herein incorporated by reference.****

     10.13. Stipulation and Settlement dated October 19, 1993 and Final Judgement and Order dated March 31, 1994 pertaining to the class action lawsuit is incorporated herein by reference.****

     10.14. Agreement for Purchase and Sale dated August 14, 1995 by and between Arvida/JMB Partners, L.P.-II and Heritage Development South, Inc. for the sale of certain real property within the Wesmere Community is incorporated herein by reference.******

     10.15. Agreement for Sale and Purchase of Real Property dated March 22, 1996 among Heathrow Development Associates, Ltd., Heathrow Cable Limited Partnership and Associates and Country Club, L.P. and 4/46A Corporation for the sale of the remaining land and certain related assets within the Heathrow Community is filed herewith.

     10.16. Agreement for Option to Purchase and Purchase and Sale of Real Property and Escrow Instructions by and between Arvida/JMB Partners, L.P. - II and Seagate at San Clemente for the sale of the remaining land within Talega is filed herewith.


     *     Previously filed with the Securities and Exchange Commission as
Exhibit 3., 4.1 and 10.11 to the Partnership's Form 10-K (File No. 0-19245) filed on April 12, 1993 and incorporated herein by reference.

     **    Previously filed with the Securities and Exchange Commission as
Exhibits 4.2, 4.3, 4.4, 4.5, 4.6, 4.7, 10.1, 10.7, 10.8, 10.9 and 10.10,
respectively, to the Partnership's Form 10-K Report (File No. 0-19245) filed on April 13, 1992 and are herein incorporated by reference.

     ***   Previously filed with the Securities and Exchange Commission as
Exhibits 10.2, 10.3, 10.4, 10.5 and 10.6 to the Partnership's Form 10-K Report (File No. 0-19245) under the Securities Act of 1934 filed on March 28, 1990 and incorporated herein by reference.

     **** Previously filed with the Securities and Exchange Commission as Exhibits 4.8, 10.12 and 10.13, respectively, to the Partnership's Form 10-K (File No. 0-19245) filed on April 13, 1994 and incorporated herein by reference.

     ***** Previously filed with the Securities and Exchange Commission as Exhibits 4.9 and 4.10, respectively, to the Partnership's Form 10-Q (File No. 0-19245) filed on November 9, 1995 and incorporated herein by reference.

     ****** Previously filed with the Securities and Exchange Commission as Exhibits 4.12, 10.14 and 10.15, respectively, to the Partnership's Form 10-K Report (File No. 0-19245) under the Securities Act of 1934 filed on March 25, 1996 and incorporated herein by reference.

  (b) No reports on Form 8-K have been filed since the beginning of the period covered by this report.
                                 SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                 ARVIDA/JMB PARTNERS, L.P.-II

                 BY:    Arvida/JMB Managers-II, Inc.
                        (The General Partner)


                        By:   GAILEN J. HULL
                              Gailen J. Hull, Vice President
                        Date: May 10, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                              GAILEN J. HULL
                              Gailen J. Hull, Principal Accounting Officer
                        Date: May 10, 1996