Form 10-Q
period 1996-06-30
ARVIDA JMB PARTNERS L P II
filed 1996-08-14
CIK 852494

SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C.   20549



                                 FORM 10-Q



                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended June 30, 1996         Commission file number 0-19245





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








                             TABLE OF CONTENTS




PART I      FINANCIAL INFORMATION


Item 1.     Financial Statements. . . . . . . . . . . . . . . .      3


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . .     14



PART II     OTHER INFORMATION


Item 1.     Legal Proceedings . . . . . . . . . . . . . . . . .     17


Item 3.     Defaults Upon Senior Securities . . . . . . . . . .     17


Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . .     18






PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                          ARVIDA/JMB PARTNERS, L.P.-II
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                                           CONSOLIDATED BALANCE SHEETS

                                       JUNE 30, 1996 AND DECEMBER 31, 1995

                                                   (UNAUDITED)


                                                     ASSETS
                                                     ------

                                                                                  JUNE 30,      DECEMBER 31,
                                                                                    1996           1995
                                                                               -------------    -----------

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .       $    483,393      1,387,313
Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,211,527      2,552,834
Trade and other accounts receivable (net of allowance
  for doubtful accounts of $51,166 at June 30, 1996
  and $18,431 at December 31, 1995) . . . . . . . . . . . . . . . . . . .            382,904      1,218,015
Real estate inventories . . . . . . . . . . . . . . . . . . . . . . . . .             50,354     10,766,333
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . .          2,623,668      6,404,217
Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . .          1,185,940      1,910,446
                                                                                ------------   ------------
        Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . .       $  5,937,786     24,239,158
                                                                                ============   ============

                              LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                              -----------------------------------------------------

Liabilities:
 Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $       --           550,666
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .            277,222        450,129
 Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            286,191      1,121,423
 Accrued expenses and other liabilities . . . . . . . . . . . . . . . . .         48,196,284     39,137,504
 Amounts due to affiliates. . . . . . . . . . . . . . . . . . . . . . . .          7,788,844      7,591,889
 Notes and mortgages payable (in default) . . . . . . . . . . . . . . . .         79,106,916    100,175,208
                                                                                ------------   ------------

Commitments and contingencies

       Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . .        135,655,457    149,026,819
                                                                                ------------   ------------

Partners' capital accounts (deficits):
 General Partner and Associate Limited Partner:
   Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . .              2,000          2,000
   Cumulative net loss. . . . . . . . . . . . . . . . . . . . . . . . . .         (8,185,715)    (5,809,930)
   Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . .           (246,771)      (246,771)
                                                                                ------------   ------------
                                                                                  (8,430,486)    (6,054,701)
                                                                                ------------   ------------
 Limited partners:
   Capital contributions, net of offering costs . . . . . . . . . . . . .        209,753,671    209,753,671
   Cumulative net loss. . . . . . . . . . . . . . . . . . . . . . . . . .       (321,819,682)  (319,265,457)
   Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . .         (9,221,174)    (9,221,174)
                                                                                ------------   ------------
                                                                                (121,287,185)  (118,732,960)
                                                                                ------------   ------------
       Total partners' deficits . . . . . . . . . . . . . . . . . . . . .       (129,717,671)  (124,787,661)
                                                                                ------------   ------------
       Total liabilities and partners' deficits . . . . . . . . . . . . .       $  5,937,786     24,239,158
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




                                          ARVIDA/JMB PARTNERS, L.P.-II
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                   (UNAUDITED)
                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                               JUNE 30                       JUNE 30
                                                      --------------------------   --------------------------
                                                          1996           1995          1996           1995
                                                      -----------     ----------   -----------    -----------
Revenues:
  Housing . . . . . . . . . . . . . . . . . . . . .   $     --         2,447,276       140,810      5,084,252
  Homesites . . . . . . . . . . . . . . . . . . . .       598,019      2,323,900     1,244,069      4,759,100
  Land and property . . . . . . . . . . . . . . . .    20,060,819          --       20,060,819          --
  Operating properties. . . . . . . . . . . . . . .     1,194,787      1,418,538     2,881,131      2,807,847
  Brokerage and other operations. . . . . . . . . .       225,457        715,647       561,628      1,369,086
                                                      -----------     ----------   -----------    -----------
          Total revenues. . . . . . . . . . . . . .    22,079,082      6,905,361    24,888,457     14,020,285

Cost of revenues:
  Housing . . . . . . . . . . . . . . . . . . . . .       186,094      2,102,816       333,373      4,389,716
  Homesites . . . . . . . . . . . . . . . . . . . .       505,439      1,840,921     1,063,976      3,712,900
  Land and property . . . . . . . . . . . . . . . .    14,050,234          --       14,050,234          --
  Operating properties. . . . . . . . . . . . . . .     1,360,309      1,348,377     2,738,531      2,705,594
  Brokerage and other operations. . . . . . . . . .       241,530        744,898       534,794      1,336,599
                                                      -----------     ----------   -----------    -----------
          Total cost of revenues. . . . . . . . . .    16,343,606      6,037,012    18,720,908     12,144,809

Gross operating profit. . . . . . . . . . . . . . .     5,735,476        868,349     6,167,549      1,875,476
Selling, general and administrative expenses. . . .      (857,187)    (1,049,011)   (1,339,962)    (2,587,754)
                                                      -----------     ----------   -----------    -----------
          Net operating income (loss) . . . . . . .     4,878,289       (180,662)    4,827,587       (712,278)

Interest income . . . . . . . . . . . . . . . . . .         6,309         56,828        15,433        139,439
Interest and real estate taxes, net . . . . . . . .    (4,700,270)    (5,329,131)   (9,773,030)   (10,771,031)
                                                      -----------     ----------   -----------    -----------
          Net income (loss) . . . . . . . . . . . .   $   184,328     (5,452,965)   (4,930,010)   (11,343,870)
                                                      ===========     ==========   ===========    ===========
          Net income (loss) per
            Limited Partnership
            Interest. . . . . . . . . . . . . . . .   $      4.71         (12.37)       (10.90)        (28.81)
                                                      ===========     ==========   ===========    ===========

             The accompanying notes are an integral part of these consolidated financial statements.




                                          ARVIDA/JMB PARTNERS, L.P.-II
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                   (UNAUDITED)

                                                                                     1996             1995
                                                                                 ------------     -----------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (4,930,010)    (11,343,870)
Charges to net loss not requiring cash:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . .       233,799         281,429
  Provision for doubtful accounts . . . . . . . . . . . . . . . . . . . . . . .        32,735          (3,239)
  Loss (gain) on disposition of property and equipment. . . . . . . . . . . . .     1,765,143          (2,602)
Changes in:
  Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,341,307      (2,870,226)
  Trade and other accounts receivable . . . . . . . . . . . . . . . . . . . . .       802,376         203,636
  Real estate inventories:
    Additions to real estate inventories. . . . . . . . . . . . . . . . . . . .    (4,731,604)       (889,492)
    Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15,447,583       8,102,616
    Capitalized interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .         --           (279,440)
    Capitalized real estate taxes . . . . . . . . . . . . . . . . . . . . . . .         --           (105,455)
  Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . . . .       670,202       2,793,595
  Accounts payable, accrued expenses and other liabilities. . . . . . . . . . .     8,885,873       5,599,516
  Deposits and unearned income. . . . . . . . . . . . . . . . . . . . . . . . .      (835,232)       (337,452)
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . .       196,955         226,457
                                                                                 ------------     -----------
          Net cash provided by operating activities . . . . . . . . . . . . . .    18,879,127       1,375,473
                                                                                 ------------     -----------
Investing activities:
  Proceeds from disposal of property and equipment. . . . . . . . . . . . . . .     1,835,911           2,602
  Acquisitions of property and equipment. . . . . . . . . . . . . . . . . . . .         --           (176,123)
                                                                                 ------------     -----------
          Net cash provided by (used in) investing activities . . . . . . . . .     1,835,911        (173,521)
                                                                                 ------------     -----------
Financing activities:
  Payments of notes and mortgages payable . . . . . . . . . . . . . . . . . . .   (21,068,292)     (8,474,348)
  Repayments of bank overdrafts . . . . . . . . . . . . . . . . . . . . . . . .      (550,666)       (788,396)
                                                                                 ------------     -----------
          Net cash used in financing activities . . . . . . . . . . . . . . . .   (21,618,958)     (9,262,744)
                                                                                 ------------     -----------
Decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      (903,920)     (8,060,792)

Cash and cash equivalents,
  beginning of year . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,387,313       9,526,271
                                                                                 ------------     -----------

Cash and cash equivalents,
  end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    483,393       1,465,479
                                                                                 ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other
    interest, net of amounts capitalized. . . . . . . . . . . . . . . . . . . .  $      --              --
                                                                                 ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . . . .  $      --              --
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




                       ARVIDA/JMB PARTNERS, L.P.-II
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1996 AND 1995

                                (UNAUDITED)


     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1995, which are included in the Partnership's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 1995 Annual Report.

GENERAL

     Capitalized Interest and Real Estate Taxes

     Interest, including the amortization of loan fees, of $5,657,189 and $6,971,239 was incurred for the six months ended June 30, 1996 and 1995, respectively, of which $0 and $279,440 was capitalized, respectively.
There were no interest payments made during the three and six month periods ended June 30, 1996 and 1995. Interest, including the amortization of loan fees, of $2,742,832 and $3,447,455 was incurred for the three months ended June 30, 1996 and 1995, respectively, of which $0 and $154,762 was capitalized, respectively. The Partnership has not made the required monthly interest payments on its credit facility since September 1994.

     Real estate taxes of $4,115,841 and $4,184,687 were incurred for the six months ended June 30, 1996 and 1995, respectively, of which $0 and $105,455 was capitalized, respectively. Real estate tax payments of $517,359 and $370,238 were made for the six months ended June 30, 1996 and 1995, respectively. Real estate taxes of $1,957,438 and $2,086,146 were incurred for the three months ended June 30, 1996 and 1995, respectively, of which $0 and $49,708 was capitalized, respectively. Real estate tax payments of $67,616 and $9,596 were made during the three months ended June 30, 1996 and 1995, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities and other operating properties as these taxes are included in cost of revenues for operating properties.

     Property and Equipment and Other Assets

     Depreciation expense of $179,495 and $216,876 was incurred for the six month periods ended June 30, 1996 and 1995, respectively. Amortization of other assets of $54,304 and $64,553 was incurred for the six months ended June 30, 1996 and 1995, respectively. Depreciation expense of $79,957 and $107,526 was incurred for the three months ended June 30, 1996 and 1995, respectively. Amortization of other assets of $23,447 and $32,277 was incurred for the three months ended June 30, 1996 and 1995, respectively.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

     There are no treasury bills or other short-term investments with original maturity dates of three months or less included in cash and cash equivalents at June 30, 1996 and December 31, 1995. Included in restricted cash are amounts restricted under various escrow agreements and approximately $1,190,400 remaining from the original $3 million which was deposited into a restricted collateral account in March 1995 pursuant to an agreement between the Partnership and its lender.

NOTES AND MORTGAGES PAYABLE (IN DEFAULT)

     The Partnership's credit facilities consist of a $52.5 million term loan, a $67.5 million term loan, a revolving line of credit of approximately $14.3 million and approximately $4.3 million of outstanding letters of credit securing performance obligations of the Partnership. There is also a $5 million letter of credit facility which secures performance obligations of the Partnership. At June 30, 1996, approximately $11.2 million, $56.4 million and $11.5 million was outstanding under the $52.5 million term loan, the $67.5 million term loan and the revolving line of credit facility, respectively.

     For the six month period ended June 30, 1996, the effective interest rate for the combined term loans and the revolving line of credit facility was approximately 12.6% per annum. The Partnership has not made the required interest payments on its credit facilities since September 1994. The amount of interest which remains payable at June 30, 1996 totals approximately $32.1 million. The accrued interest on the Partnership's credit facilities is the primary cause for the increase in Accrued expenses and other liabilities at June 30, 1996 as compared to December 31, 1995.

     Proceeds from the sales of housing units, homesites, land parcels and other collateral securing the credit facilities, net of brokerage commissions and certain other customary selling expenses are to be delivered to the lender to be applied against the outstanding principal balances on both of the term loans. Through June 30, 1996, the Partnership has remitted proceeds totalling approximately $39.9 million from sales made after becoming subject to this requirement in September 1994.

     On October 31, 1995, the Partnership and its lender reached an agreement to amend the March 1995 Forbearance Agreements agreeing to, among other things, a new plan whereby the Partnership would attempt to sell its remaining assets (other than the Talega Property) in accordance with set minimum sales prices for each of the assets over the course of a six-month period with payment of certain operational, development and marketing costs to be made out of available funds in a restricted collateral account. The agreement was subject to the lender's continued forbearance from the exercise of its remedies under the credit facilities and its right to cease funding costs not yet then incurred. The Partnership and its lender are currently in the process of negotiating a revised plan whereby the Partnership would sell its remaining assets by December 31, 1996. As of the date of this report, the lender has not initiated any actions as a result of the Partnership's failure to sell all of its remaining assets as specified per the terms of the originally agreed upon plan.

     During June 1996, the Heathrow joint venture, in which the Partnership is the managing general partner, closed on the sale of the remaining land, the country club and certain related assets within the Partnership's Heathrow Community. This transaction is reflected in Land and property operations on the accompanying Consolidated Statements of Operations. This sale is the primary cause for various significant changes on the accompanying Consolidated Balance Sheets at June 30, 1996 as compared to December 31, 1995 and on the accompanying Consolidated Statement of Operations for the three and six months ended June 30, 1996 as compared to the same periods in 1995. The net proceeds from this sale, after prorations and closing costs, of approximately $18.4 million were paid to the Partnership's lender and applied against the outstanding principal balance on both of the Partnership's term loans. The sale resulted in a gain for financial reporting purposes and a loss for Federal income tax purposes.

     During March 1996, the Partnership reached an agreement with an unaffiliated third party for the sale of the Talega Property. This contract subsequently expired by its terms without the sale of the Property being consummated. The Partnership continues to actively market the Property and is in various stages of negotiations with potential purchasers.

     During April 1996, the Partnership entered into a non-binding letter of intent with an unaffiliated third party for the sale of the retail shopping plaza at its Heathrow Community. This letter of intent expired by its terms without the sale of the shopping plaza being consummated. The Partnership continues to actively market this Property for sale.

     Although there can be no assurance, the Partnership currently expects that it will be disposing of all of its remaining assets by December 31, 1996 in accordance with the plan which is currently being negotiated with its lender. The Partnership's ability to dispose of all of its assets during 1996 is dependent upon, among other things, the Partnership entering into a contract for the sale of its Talega Property on terms acceptable to its lender, and closing such sale by the end of the year. It is expected that any proceeds from the sale or other disposition of such assets, in excess of the costs of sale and general and administrative expenses attributable thereto, will be paid to the lender or other creditors of the Partnership. Upon completion of the sale of the Partnership's remaining assets, the Partnership expects to terminate. The Limited Partners should not expect to receive any future distributions from the Partnership.

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

TRANSACTIONS WITH AFFILIATES

     The General Partner of the Partnership or its affiliates may be reimbursed for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and its assets. For the six months ended June 30, 1996, the General Partner of the Partnership or its affiliates were due reimbursements for such direct or out-of-pocket expenditures in the amount of approximately $3,400, all of which was paid as of June 30, 1996. The total of such reimbursements for the six months ended June 30, 1995 was approximately $34,800.

     In addition, the General Partner and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Partnership and the operation of the Partnership's Properties. Such costs were approximately $17,300 for the six months ended June 30, 1996, all of which was paid as of June 30, 1996.

     The Partnership also receives reimbursements from, or reimburses, affiliates of the General Partner for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. The Partnership was entitled to receive approximately $11,700 and $3,700 for such costs for the six months ended June 30, 1996 and 1995, respectively. In addition, the Partnership was obligated to reimburse one of its affiliates approximately $0 and $23,500 for the six months ended June 30, 1996 and 1995, respectively, for costs incurred by the affiliate on behalf of the Partnership, none of which was outstanding at June 30, 1996.

     The Partnership and Arvida/JMB Partners, L.P. (a publicly-held limited partnership affiliated with the General Partner, "Arvida/JMB-I") each employ project related and administrative personnel who perform services on behalf of both partnerships. In addition, certain out-of-pocket expenditures related to such services and other general and administrative expenditures are incurred and charged to each partnership as appropriate. The Partnership reimburses or receives reimbursements from Arvida/JMB-I for such costs (including salary and salary-related costs). For the six month period ended June 30, 1996, the Partnership was obligated to reimburse Arvida/JMB-I approximately $1,178,900. At June 30, 1996, approximately $205,500 was unpaid, all of which was paid as of August 2, 1996. In addi-tion, for the six month period ended June 30, 1996, the Partnership was entitled to receive approximately $113,700 from Arvida/JMB-I. At June 30, 1996, approximately $16,300 was outstanding, all of which was received as of August 2, 1996. For the six months ended June 30, 1995, the Partnership was obligated to reimburse Arvida/JMB-I approximately $1,403,000 and the Partnership was entitled to receive reimbursements from Arvida/JMB-I of approximately $97,300.

     Arvida Company ("Arvida"), pursuant to an agreement with the Partnership, provides development, construction, management and other personnel and services to the Partnership for all of its projects and operations. Pursuant to such agreement, the Partnership reimburses Arvida for all of its salary and salary-related costs incurred in connection with work performed on behalf of the Partnership. The total of such costs for the six month periods ended June 30, 1996 and 1995 were approximately $157,000 and $506,600 respectively, all of which were paid as of August 2, 1996.

     Pursuant to a requirement under the Partnership's credit facilities, a portion of the reimbursements paid to Arvida and Arvida/JMB-I as well as portions of the Partnership's insurance and loan refinancing costs incurred in 1992 and 1993, have been funded on the Partnership's behalf by advances from the General Partner. Such advances, which do not bear interest, totalled approximately $4,609,400 at June 30, 1996. The repayment of such advances is subordinated to the receipt by the Holders of Interests of certain levels of return, and therefore is not expected to be made. In addition, the Partnership was entitled to receive approximately $12,900 from an affiliate of the General Partner for salary and salary-related costs incurred by the Partnership on behalf of such affiliate of the General Partner, all of which was outstanding as of June 30, 1996 and August 2, 1996.

     The Partnership incurs certain general and administrative expenses, including insurance premiums, which are paid by the Partnership on behalf of its affiliated homeowners associations. The Partnership receives reimbursements from the affiliates for such costs. For the six month period ended June 30, 1996, the Partnership was entitled to receive approximately $3,900 from such affiliates. At June 30, 1996, approximately $2,300 was owed to the Partnership, none of which was received as of August 2, 1996. For the six months ended June 30, 1995, the Partnership was entitled to receive approximately $13,700 from such affiliates.

     Arvida provides development management services to the Heathrow partnership. For the six months ended June 30, 1996, management fees of approximately $212,200 had been incurred, the payment of which has been deferred. The cumulative amount of such deferred management fees as of June 30, 1996 was approximately $3,005,200. Such deferred fees do not bear interest and remain payable. The ultimate payment of these management fees is not expected to be made as it is subordinated to certain levels of return to the Holders of Interests.

     In accordance with the Partnership Agreement, the General Partner and Associate Limited Partner have deferred a portion of their distributions of net cash flow from the Partnership totalling approximately $247,000. This amount, which does not bear interest, is not expected to be paid.

COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, including the Partnership's obligations with respect to the Santa Margarita Water District, the Partnership is contingently liable under standby letters of credit and bonds at June 30, 1996 for approximately $2,600,400 and $528,000, respectively.

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

TAX-EXEMPT BOND FINANCING

     In connection with the development of Talega, the Partnership has utilized bond financing to construct certain on-site and off-site water and sewer infrastructure improvements which the Partnership would otherwise be obligated to finance and construct as a condition to obtain certain approvals for the project. As of June 30, 1996, $59,645,000 of the bonds were outstanding. Approximately $46.5 million of proceeds from the sale of bonds was expended by the District on infrastructure improvements through June 30, 1996.

ADJUSTMENTS

     In the opinion of the General Partner, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of June 30, 1996 and December 31, 1995 and for the three and six month periods ended June 30, 1996 and 1995 (assuming the Partnership continues as a going concern).






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

     At June 30, 1996 and December 31, 1995, the Partnership had cash and cash equivalents of approximately $483,400 and $1,387,300, respectively. Bank overdrafts representing checks in transit of approximately $551,000 at December 31, 1995, were repaid from cash on hand in January 1996.
Remaining cash and cash equivalents were available for working capital requirements. The Partnership had suspended cash distributions to its Partners in late 1990 due to, among other things, deteriorating market conditions. The Partnership has been unable to reinstate distributions due to its financial condition and the operations of its Properties, which are also discussed more fully below. In addition, the Partnership is currently in default of the terms of its credit facilities and a default has been asserted concerning Tax-Exempt Bond Financing. The source of the Partnership's liquidity is dependent upon its lender continuing to forbear from exercising its remedies under the Partnership's credit facility agreements and permitting the Partnership to use funds in a restricted cash collateral account and certain sales proceeds to finance the Partnership's limited operations, as more fully discussed in Part II - Item 3. (Defaults on Senior Securities).

     During June 1996, the Heathrow joint venture, in which the Partnership is the managing general partner closed on the sale of the remaining land, the country club and certain related assets within the Partnership's Heathrow Community. This transaction is reflected in Land and property operations on the accompanying Consolidated Statements of Operations. This sale is the primary cause for various significant changes on the accompanying Consolidated Balance Sheets at June 30, 1996 as compared to December 31, 1995 and on the accompanying Consolidated Statements of Operations for the three and six month periods ended June 30, 1996 as compared to the same periods in 1995. The net proceeds from this sale, after prorations and closing costs, of approximately $18.4 million were paid to the Partnership's lender and applied against the outstanding principal balances on both of the Partnership's term loans. The sale resulted in a gain for financial reporting purposes and a loss for Federal income tax purposes in 1996.

     During March 1996, the Partnership reached an agreement with an unaffiliated third party for the sale of the Talega Property. The contract subsequently expired by its terms without the sale of the Property being consummated. The Partnership continues to actively market the Property for sale and is in various stages of negotiations with potential purchasers.

     During April 1996, the Partnership entered into a non-binding letter of intent with an unaffiliated third party for the sale of the retail shopping plaza at its Heathrow Community. This letter of intent subsequently terminated by its terms without the sale of the shopping plaza being consummated. The Partnership continues to actively market this Property for sale.

     Although there can be no assurance, the Partnership currently expects that it will be disposing of all of its remaining assets by December 31, 1996 in accordance with the plan which is currently being negotiated with its lender. The Partnership's ability to dispose of all of its assets during 1996 is dependent upon, among other things, the Partnership entering into a contract for the sale of its Talega Property on terms acceptable to its lender, and closing such sale by the end of the year. It is expected that any proceeds from the sale or other disposition of such assets, in excess of the costs of sale and general and administrative expenses attributable thereto, will be paid to the lender or other creditors of the Partnership. Upon completion of the sale of the Partnership's remaining assets, the Partnership expects to terminate. The Limited Partners should not expect to receive any future distributions from the Partnership.

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

RESULTS OF OPERATIONS

     Due to the Partnership's financial condition and the sale of the remaining land, the country club and certain related assets within the Partnership's Heathrow Community during June 1996, the results of operations for the three and six months ended June 30, 1996 reflect the limited activity of its remaining assets.

     Housing revenues for the three and six months ended June 30, 1996 have been negatively impacted by the prohibition placed on the Partnership by its lender regarding the construction of new homes within Heathrow. All construction of the homes for which the lender agreed to advance funds has been completed. During the six months ended June 30, 1996, the Partnership closed on one housing unit in its Heathrow Community. Due to the sale of the Partnership's Heathrow Community, as discussed above, no units remain in inventory as of June 30, 1996.

     The decrease in homesite revenues for the three and six months ended June 30, 1996 as compared to the same periods in 1995 is due to a decrease in the availability of lots for sale at the Partnership's Heathrow and Atlanta Communities. The Partnership generated homesite revenues for the six months ended June 30, 1996 from 20 lot closings within the Partnership's Heathrow and Atlanta Communities. Three lots remain unsold at the Partnership's Eagle Watch Community, which is expected to close-out in 1996. The decline in the gross operating profit margin for the three and six months ended June 30, 1996 as compared to the same periods, in 1995 is due primarily to the reduction in the number of closings of higher margin product at the Partnership's Heathrow Community.

     Land and property revenues for the three and six months ended June 30, 1996 were generated from the sale of the remaining land, the country club and certain related assets within the Partnership's Heathrow Community, as discussed above.

     Revenues from operating properties decreased for the three months ended June 30, 1996 as compared to the same periods in 1995 due primarily to the June 1996 sale of the country club within the Partnership's Heathrow Community, as discussed above.

     Brokerage revenues decreased for the three and six months ended June 30, 1996 as compared to the same periods in 1995 due primarily to the reduction in the number of closings of homes built by unaffiliated third-party builders within the Partnership's Heathrow and Atlanta Communities.

     Selling, general and administrative expenses continued to decrease during the three and six months ended June 30, 1996 as compared to the same periods in 1995 due primarily to a reduction in marketing and administrative costs incurred, which is a direct result of the restrictions placed on development and construction by the Partnership's lender, and the Partnership's current financial condition.

     Interest and real estate taxes decreased for the three and six months ended June 30, 1996 as compared to the same periods in 1995 due primarily to a decrease in the average amount of borrowings outstanding during the period.




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

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

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

However, the Partnership did not have the funds to pay off the balances outstanding under the credit facilities. The Partnership has not made the required interest payments on its credit facilities since September 1994. The aggregate amount outstanding, including principal and all accrued and unpaid interest, on the Partnership's term loans and revolving line of credit at June 30, 1996 is approximately $111.2 million. In addition, as of June 30, 1996, the Partnership is liable under standby letters of credit for approximately $2,600,400. To date, the Partnership's lender has not pursued all of its remedies under the credit facility agreements relative to these defaults, which could include, among other things, the lender realizing upon its security interest in the Partnership's Properties. In March 1995, the Partnership and its lender entered into Forbearance Agreements pursuant to which, among other things, $3 million was deposited in a restricted collateral account to pay direct operational costs and general and administrative expenses of the Partnership's limited operations, subject to the approval of the lender of such costs and expenses and its continued forbearance from the exercise of its other remedies under the credit facility agreements. The Forbearance Agreement was modified on October 31, 1995 and the Partnership is currently operating under a plan currently being negotiated to dispose of its remaining assets by December 31, 1996. It is expected that any proceeds from the sale or other disposition of such assets, in excess of the costs and general and administrative expenses attributable thereto, will be paid to the lender or other creditors of the Partnership. Reference is made to Part I. Financial Information, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of the Partnership's liquidity and capital resources.





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

     10.13. Stipulation and Settlement dated October 19, 1993 and Final Judgement and Order dated March 31, 1994 pertaining to the class action lawsuit is incorporated herein by reference.****

     10.14. Agreement for Purchase and Sale dated August 14, 1995 by and between Arvida/JMB Partners, L.P.-II and Heritage Development South, Inc. for the sale of certain real property within the Wesmere Community is incorporated herein by reference.******

     10.15. Agreement for Sale and Purchase of Real Property dated March 22, 1996 among Heathrow Development Associates, Ltd., Heathrow Cable Limited Partnership and Associates and Country Club, L.P. and 4/46A Corporation for the sale of the remaining land and certain related assets within the Heathrow Community is incorporated herein by reference to
Exhibit 10.15 to the Partnership's report for March 31, 1996 on Form 10-Q (File No. 0-19245) filed with the Securities and Exchange Commission dated May 10, 1996.

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


   (b) The following report on Form 8-K was filed since the beginning of the period covered by this report.

                  The Partnership's report dated July 1, 1996 describing the sale of the remaining land and certain related assets within the Heathrow Community.





                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                  ARVIDA/JMB PARTNERS, L.P.-II

                  BY:   Arvida/JMB Managers-II, Inc.
                        (The General Partner)


                        By:   GAILEN J. HULL
                              Gailen J. Hull, Vice President
                        Date: August 9, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                              GAILEN J. HULL
                              Gailen J. Hull, Principal Accounting Officer
                        Date: August 9, 1996