Form 10-Q
period 1996-09-30
ARVIDA JMB PARTNERS L P II
filed 1996-11-14
CIK 852494

SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.   20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended September 30, 1996 Commission file number 0-19245





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








                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3


Item 2.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations. . . . . . . . . . . . . . .    16



PART II    OTHER INFORMATION


Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    19


Item 3.    Defaults Upon Senior Securities. . . . . . . . . .    20


Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    21






PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                        ARVIDA/JMB PARTNERS, L.P.-II
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                         CONSOLIDATED BALANCE SHEETS

                                  SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)


                                                   ASSETS
                                                   ------

                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                                1996           1995
                                                                           -------------    -----------

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .      $   307,849      1,387,313
Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .          955,736      2,552,834
Trade and other accounts receivable (net of allowance
  for doubtful accounts of $77,009 at September 30, 1996
  and $18,431 at December 31, 1995) . . . . . . . . . . . . . . . . . .          163,132      1,218,015
Real estate inventories . . . . . . . . . . . . . . . . . . . . . . . .           48,115     10,766,333
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . .        2,583,066      6,404,217
Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . .          923,344      1,910,446
                                                                            ------------   ------------
        Total assets. . . . . . . . . . . . . . . . . . . . . . . . . .     $  4,981,242     24,239,158
                                                                            ============   ============

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

Liabilities:
 Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     61,508        550,666
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .          123,621        450,129
 Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           38,359      1,121,423
 Accrued expenses and other liabilities . . . . . . . . . . . . . . . .       32,254,187     39,137,504
 Amounts due to affiliates. . . . . . . . . . . . . . . . . . . . . . .        7,619,765      7,591,889
 Notes and mortgages payable (in default) . . . . . . . . . . . . . . .       78,871,459    100,175,208
                                                                            ------------   ------------

Commitments and contingencies

       Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .      118,968,899    149,026,819
                                                                            ------------   ------------

Partners' capital accounts (deficits):
 General Partner and Associate Limited Partner:
   Capital contributions. . . . . . . . . . . . . . . . . . . . . . . .            2,000          2,000
   Cumulative net loss. . . . . . . . . . . . . . . . . . . . . . . . .       (8,188,962)    (5,809,930)
   Cumulative cash distributions. . . . . . . . . . . . . . . . . . . .         (246,771)      (246,771)
                                                                            ------------   ------------
                                                                              (8,433,733)    (6,054,701)
                                                                            ------------   ------------
 Limited partners:
   Capital contributions, net of offering costs . . . . . . . . . . . .      209,753,671    209,753,671
   Cumulative net loss. . . . . . . . . . . . . . . . . . . . . . . . .     (306,086,421)  (319,265,457)
   Cumulative cash distributions. . . . . . . . . . . . . . . . . . . .       (9,221,174)    (9,221,174)
                                                                            ------------   ------------
                                                                            (105,553,924)  (118,732,960)
                                                                            ------------   ------------
       Total partners' deficits . . . . . . . . . . . . . . . . . . . .     (113,987,657)  (124,787,661)
                                                                            ------------   ------------
       Total liabilities and partners' deficits . . . . . . . . . . . .     $  4,981,242     24,239,158
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




                                        ARVIDA/JMB PARTNERS, L.P.-II
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                 (UNAUDITED)
                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1996          1995          1996          1995
                                                   -----------    ----------   -----------   -----------
Revenues:
  Housing . . . . . . . . . . . . . . . . . . . .  $     --          953,318       140,810     6,037,570
  Homesites . . . . . . . . . . . . . . . . . . .        --        1,312,845     1,244,069     6,071,945
  Land and property . . . . . . . . . . . . . . .      225,000         --       20,285,819         --
  Operating properties. . . . . . . . . . . . . .      220,059     1,342,172     3,101,190     4,150,019
  Brokerage and other operations. . . . . . . . .      139,424       703,646       701,052     2,072,732
                                                   -----------    ----------   -----------   -----------
          Total revenues. . . . . . . . . . . . .      584,483     4,311,981    25,472,940    18,332,266

Cost of revenues:
  Housing . . . . . . . . . . . . . . . . . . . .        2,813     1,006,654       336,186     5,396,370
  Homesites . . . . . . . . . . . . . . . . . . .       11,592       984,508     1,075,568     4,697,408
  Land and property . . . . . . . . . . . . . . .        --            --       14,050,234         --
  Operating properties. . . . . . . . . . . . . .      355,604     1,206,164     3,094,135     3,911,758
  Brokerage and other operations. . . . . . . . .       46,471       568,951       581,265     1,905,550
                                                   -----------    ----------   -----------   -----------
          Total cost of revenues. . . . . . . . .      416,480     3,766,277    19,137,388    15,911,086

Gross operating profit. . . . . . . . . . . . . .      168,003       545,704     6,335,552     2,421,180
Selling, general and administrative expenses. . .     (225,242)   (1,047,528)   (1,565,204)   (3,635,283)
                                                   -----------    ----------   -----------   -----------
          Net operating income (loss) . . . . . .      (57,239)     (501,824)    4,770,348    (1,214,103)

Interest income . . . . . . . . . . . . . . . . .        --           28,991        15,433       168,430
Interest and real estate taxes, net . . . . . . .   (4,212,747)   (5,143,680)  (13,985,777)  (15,914,711)
                                                   -----------    ----------   -----------   -----------
          Net loss before extraordinary
            item. . . . . . . . . . . . . . . . .   (4,269,986)   (5,616,513)   (9,199,996)  (16,960,384)
Extraordinary item:
  Gain due to forgiveness of interest . . . . . .   20,000,000         --       20,000,000         --
                                                   -----------    ----------   -----------   -----------
          Net income (loss) . . . . . . . . . . .  $15,730,014    (5,616,513)   10,800,004   (16,960,384)
                                                   ===========    ==========   ===========   ===========
             Loss before extraordinary
              item per Limited Partner-
              ship Interest . . . . . . . . . . .  $    (17.36)       (19.52)       (28.26)       (48.33)
                                                   ===========    ==========   ===========   ===========
             Net income (loss) per
              Limited Partnership
              Interest. . . . . . . . . . . . . .  $     67.16        (19.52)        56.26        (48.33)
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




                                        ARVIDA/JMB PARTNERS, L.P.-II
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENT OF CASH FLOWS

                                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                 (UNAUDITED)

                                                                                 1996             1995
                                                                             ------------     -----------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 10,800,004     (16,960,384)
Charges to net loss not requiring cash:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .       283,551         384,208
  Provision for doubtful accounts . . . . . . . . . . . . . . . . . . . . .        58,578          (2,909)
  Loss (gain) on disposition of property and equipment. . . . . . . . . . .     1,765,143          (2,702)
  Extraordinary gain due to forgiveness of interest . . . . . . . . . . . .   (20,000,000)          --
Changes in:
  Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,597,098      (2,697,780)
  Trade and other accounts receivable . . . . . . . . . . . . . . . . . . .       996,305         279,004
  Real estate inventories:
    Additions to real estate inventories. . . . . . . . . . . . . . . . . .    (4,743,770)     (1,161,601)
    Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15,461,988      10,093,778
    Capitalized interest. . . . . . . . . . . . . . . . . . . . . . . . . .         --           (279,639)
    Capitalized real estate taxes . . . . . . . . . . . . . . . . . . . . .         --            (42,535)
  Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . .       923,648       2,899,326
  Accounts payable, accrued expenses and other liabilities. . . . . . . . .    12,790,175      10,432,228
  Deposits and unearned income. . . . . . . . . . . . . . . . . . . . . . .    (1,083,064)       (398,735)
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . . . .        27,876         428,570
                                                                             ------------     -----------
          Net cash provided by operating activities . . . . . . . . . . . .    18,877,532       2,970,829
                                                                             ------------     -----------
Investing activities:
  Proceeds from disposal of property and equipment. . . . . . . . . . . . .     1,835,911           2,702
  Acquisitions of property and equipment. . . . . . . . . . . . . . . . . .         --           (180,641)
                                                                             ------------     -----------
          Net cash provided by (used in) investing activities . . . . . . .     1,835,911        (177,939)
                                                                             ------------     -----------
Financing activities:
  Payments of notes and mortgages payable . . . . . . . . . . . . . . . . .   (21,303,749)    (10,842,395)
  Repayments of bank overdrafts . . . . . . . . . . . . . . . . . . . . . .      (489,158)       (781,557)
                                                                             ------------     -----------
          Net cash used in financing activities . . . . . . . . . . . . . .   (21,792,907)    (11,623,952)
                                                                             ------------     -----------
Decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . . .    (1,079,464)     (8,831,062)

Cash and cash equivalents,
  beginning of year . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,387,313       9,526,271
                                                                             ------------     -----------

Cash and cash equivalents,
  end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    307,849         695,209
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other
    interest, net of amounts capitalized. . . . . . . . . . . . . . . . . .  $     --               --
                                                                             ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $     --               --
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




                     ARVIDA/JMB PARTNERS, L.P.-II
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SEPTEMBER 30, 1996 AND 1995

                              (UNAUDITED)


     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1995, which are included in the Partnership's 1995 Annual Report on Form 10-K (File No. 0-19245) filed on March 25, 1996, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 1995 Annual Report.

GENERAL

     Capitalized Interest and Real Estate Taxes

     Interest, including the amortization of loan fees, of $7,976,346 and $10,258,987 was incurred for the nine months ended September 30, 1996 and 1995, respectively, of which $0 and $279,639 was capitalized, respectively.

There were no interest payments made during the three and nine month periods ended September 30, 1996 and 1995. Interest, including the amortization of loan fees, of $2,319,157 and $3,287,549 was incurred for the three months ended September 30, 1996 and 1995, respectively, none of which was capitalized. The Partnership has not made the required monthly interest payments on its credit facility since September 1994.

     Real estate taxes of $6,009,431 and $5,977,898 were incurred for the nine months ended September 30, 1996 and 1995, respectively, of which $0 and $42,535 was capitalized, respectively. Real estate tax payments of $517,358 and $382,842 were made for the nine months ended September 30, 1996 and 1995, respectively. Real estate taxes of $1,893,590 and $1,856,131 were incurred for the three months ended September 30, 1996 and 1995, respectively, none of which were capitalized. Real estate tax payments of $0 and $12,604 were made during the three months ended September 30, 1996 and 1995, respectively. In addition, the Partnership received $74,171 of real estate tax refunds (not included in the real estate tax payments reported above) during the three months ended September 30, 1996. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities and other operating properties as these taxes are included in cost of revenues for operating properties.

     Property and Equipment and Other Assets

     Depreciation expense of $220,097 and $318,963 was incurred for the nine month periods ended September 30, 1996 and 1995, respectively. Amortization of other assets of $63,454 and $65,245 was incurred for the nine months ended September 30, 1996 and 1995, respectively. Depreciation expense of $40,602 and $102,087 was incurred for the three months ended September 30, 1996 and 1995, respectively. Amortization of other assets of $9,149 and $692 was incurred for the three months ended September 30, 1996 and 1995, respectively.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

     There are no treasury bills or other short-term investments with original maturity dates of three months or less included in cash and cash equivalents at September 30, 1996 and December 31, 1995. Included in restricted cash are amounts restricted under various escrow agreements and approximately $955,100 remaining from the original $3 million which was deposited into a restricted collateral account in March 1995 pursuant to an agreement between the Partnership and its lender.

NOTES AND MORTGAGES PAYABLE (IN DEFAULT)

     The Partnership's credit facilities consist of a $52.5 million term loan, a $67.5 million term loan, a revolving line of credit of approximately $14.3 million and approximately $4.3 million of outstanding letters of credit securing performance obligations of the Partnership. There is also a $5 million letter of credit facility which secures performance obligations of the Partnership. At September 30, 1996, approximately $11.4 million, $56.0 million and $11.5 million was outstanding under the $52.5 million term loan, the $67.5 million term loan and the revolving line of credit facility, respectively.

     For the nine month period ended September 30, 1996, the effective interest rate for the combined term loans and the revolving line of credit facility was approximately 11.9% per annum. The Partnership has not made the required interest payments on its credit facilities since September 1994. The amount of interest which remains payable at September 30, 1996 totals approximately $14.4 million.

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

     During September 1996, the Partnership and its lender agreed to another amendment of the March 1995 Forbearance Agreement agreeing to, among other things, a revised plan whereby the Partnership would sell its remaining assets by no later than March 31, 1997. This amended agreement is subject to the lender's continued forbearance from the exercise of its remedies under the credit facilities and its right to cease funding costs not yet incurred. Upon the execution of the amended agreement, the Partnership's lender agreed to forgive, waive and cancel a portion of the unpaid interest on the Partnership's credit facilities in the aggregate amount of $20 million, of which $2 million was allocated to interest on the revolving line of credit and $18 million was allocated to one of the term loans. The forgiveness of this interest is reflected as an extraordinary gain on the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 1996, and is the primary cause for the decrease in Accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets at September 30, 1996 as compared to December 31, 1995. The amended agreement also includes the forgiveness, by the Partnership's lender, of any remaining outstanding principal balance and accrued interest on the Partnership's credit facilities upon the satisfaction of certain specified conditions, including, among other things, the sale of the Partnership's remaining real estate assets at specified minimum prices, the payment of the net proceeds from such sales to the Partnership's lender, and the assignment of any other net assets of the Partnership to the lender. However, if such specified conditions have not occurred by March 31, 1997, the lender's obligations under such agreement will terminate.

     Proceeds from the sales of housing units, homesites, land parcels and other collateral securing the credit facilities, net of brokerage commissions and certain other customary selling expenses are to be delivered to the lender to be applied against the outstanding principal balances on both of the term loans. Through September 30, 1996, the Partnership has remitted proceeds totalling approximately $40.2 million from sales made after becoming subject to this requirement in September 1994.

     During June 1996, the Heathrow joint venture, in which the Partnership is the managing general partner, closed on the sale of the remaining land, the country club and certain related assets within the Partnership's Heathrow Community. This transaction is reflected in Land and property operations on the accompanying Consolidated Statements of Operations. This sale is the primary cause for various significant changes on the accompanying Consolidated Balance Sheets at September 30, 1996 as compared to December 31, 1995 and on the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 1996 as compared to the same periods in 1995. The net proceeds from this sale, after prorations and closing costs, of approximately $18.4 million were paid to the Partnership's lender and applied against the outstanding principal balance on both of the Partnership's term loans. The sale resulted in a gain for financial reporting purposes and a loss for Federal income tax purposes.

     During September 1996, the Partnership reached an agreement with an unaffiliated third party for the sale of the Talega Property. The closing of the sale is subject to the satisfaction of various conditions, and there can be no assurance that the sale will be consummated. The proceeds from such sale, if consummated, would be paid to the Partnership's lender and applied against the outstanding principal balance on the Partnership's term loans. The sale, if consummated, would result in a gain for financial reporting purposes and a loss for Federal income tax purposes during 1996.

     During April 1996, the Heathrow venture entered into a non-binding letter of intent with an unaffiliated third party for the sale of the retail shopping plaza at its Heathrow Community. This letter of intent subsequently expired by its terms without the sale of the shopping plaza being consummated. The Partnership continues to actively market this Property for sale.

     Although there can be no assurance, the Partnership is currently working to dispose of all of its remaining assets by December 31, 1996 in accordance with the plan agreed upon with its lender. The Partnership's ability to dispose of all of its assets during 1996 is dependent upon, among other things, the Partnership closing on the sale of its Talega Property, as well as the Heathrow venture contracting for the sale, and closing the sale of the shopping plaza at the Heathrow Community, by the end of the year. It is expected that any proceeds from the sale or other disposition of such assets, in excess of the costs of sale and general and administrative expenses attributable thereto, will be paid to the lender or other creditors of the Partnership. In addition, the Partnership is currently involved in certain litigation, as discussed in Part II. Item 1. Legal Proceedings in this report, to which reference is hereby made. Upon completion of the sale of the Partnership's remaining assets, the Partnership expects to terminate. However, the termination of the Partnership could be delayed until resolution (or other acceptable treatment) of the pending litigation. The Holders of Interests should not expect to receive any future distributions from the Partnership.

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

TRANSACTIONS WITH AFFILIATES

     The General Partner of the Partnership or its affiliates may be reimbursed for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and its assets. For the nine months ended September 30, 1996, the General Partner of the Partnership or its affiliates were due reimbursements for such direct or out-of-pocket expenditures in the amount of approximately $1,800, all of which was paid as of September 30, 1996. The total of such reimbursements for the nine months ended September 30, 1995 was approximately $39,200.

     In addition, the General Partner and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Partnership and the operation of the Partnership's Properties. Such costs were approximately $19,000 for the nine months ended September 30, 1996, all of which was paid as of September 30, 1996. The total of such costs for the nine months ended September 30, 1995 was approximately $47,700.

     The Partnership also receives reimbursements from, or reimburses, affiliates of the General Partner for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. The Partnership was entitled to receive approximately $13,400 and $8,500 for such costs for the nine months ended September 30, 1996 and 1995, respectively, none of which was outstanding as of September 30, 1996. In addition, the Partnership was obligated to reimburse one of its affiliates approximately $23,500 for the nine months ended September 30, 1995, for costs incurred by the affiliate on behalf of the Partnership, none of which was outstanding at September 30, 1996.

     The Partnership and Arvida/JMB Partners, L.P. (a publicly-held limited partnership affiliated with the General Partner, "Arvida/JMB-I") each employ project-related and administrative personnel who perform services on behalf of both partnerships. In addition, certain out-of-pocket expenditures related to such services and other general and administrative expenditures are incurred and charged to each partnership as appropriate. The Partnership reimburses or receives reimbursements from Arvida/JMB-I for such costs (including salary and salary-related costs). For the nine month period ended September 30, 1996, the Partnership was obligated to reimburse Arvida/JMB-I approximately $1,242,300. At September 30, 1996, approximately $27,400 was unpaid, all of which was paid as of November 4, 1996. In addition, for the nine month period ended September 30, 1996, the Partnership was entitled to receive approximately $113,700 from Arvida/JMB-I, all of which was received as of September 30, 1996. For the nine months ended September 30, 1995, the Partnership was obligated to reimburse Arvida/JMB-I approximately $839,500 and the Partnership was entitled to receive reimbursements from Arvida/JMB-I of approximately $195,900.

     Arvida Company ("Arvida"), pursuant to an agreement with the Partnership, provides development, construction, management and other personnel and services to the Partnership for all of its projects and operations. Pursuant to such agreement, the Partnership reimburses Arvida for all of its salary and salary-related costs incurred in connection with work performed on behalf of the Partnership. The total of such costs for the nine month periods ended September 30, 1996 and 1995 were approximately $177,000 and $692,900, respectively, all of which was paid as of September 30, 1996. In addition, Arvida owed the Partnership approximately $1,900 at September 30, 1996 resulting from an excess reimbursement, all of which was received as of November 4, 1996.

     Pursuant to a requirement under the Partnership's credit facilities, a portion of the reimbursements paid to Arvida and Arvida/JMB-I as well as portions of the Partnership's insurance and loan refinancing costs incurred in 1992 and 1993, have been funded on the Partnership's behalf by advances from the General Partner. Such advances, which do not bear interest, totalled approximately $4,609,400 at September 30, 1996. The repayment of such advances is subordinated to the receipt by the Holders of Interests of certain levels of return, and therefore is not expected to be made. In addition, the Partnership was entitled to receive approximately $12,900 from an affiliate of the General Partner for salary and salary-related costs incurred by the Partnership on behalf of such affiliate of the General Partner, all of which was outstanding as of September 30, 1996 and

November 4, 1996.

     Prior to the sale during June 1996 of the remaining land within the Heathrow Community, the Partnership incurred certain general and administrative expenses, including insurance premiums, which were paid by the Partnership on behalf of its affiliated homeowners associations. The Partnership receives reimbursements from the affiliates for such costs. For the nine month period ended September 30, 1996, the Partnership was entitled to receive approximately $9,000 from such affiliates. At September 30, 1996, approximately $7,500 was owed to the Partnership, none of which was received as of November 4, 1996. For the nine months ended September 30, 1995, the Partnership was entitled to receive approximately $20,300 from such affiliates.

     Prior to the sale during June 1996 of the remaining land within the Heathrow Community, Arvida provided development management services to the Heathrow joint venture. For the nine months ended September 30, 1996, management fees of approximately $212,200 had been incurred, the payment of which has been deferred. The cumulative amount of such deferred management fees as of September 30, 1996 was approximately $3,005,200. Such deferred fees do not bear interest and remain payable. The ultimate payment of these management fees is not expected to be made as it is subordinated to certain levels of return to the Holders of Interests.

     In accordance with the Partnership Agreement, the General Partner and Associate Limited Partner have deferred a portion of their distributions of net cash flow from the Partnership totalling approximately $247,000. This amount, which does not bear interest, is not expected to be paid.

COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, including the Partnership's obligations with respect to the Santa Margarita Water District, the Partnership is contingently liable under standby letters of credit and bonds at September 30, 1996 for approximately $2,590,500 and $428,000, respectively.

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

     On or before October 31, 1996, a lawsuit entitled Seagate At San Clemente, L.L.C. v. Arvida/JMB Partners, L.P.-II, and does 1 through 20 was filed in the Superior Court of the State of California for the County of Orange. In the verified complaint for specific performance of contract, plaintiff claims that on October 10, 1996 it entered into an oral agreement with the Partnership for the purchase of the Talega Property. The complaint purports to set forth the essential terms of the deal and claims that plaintiff reasonably relied on various representations of the Partnership in obtaining financing to close the alleged deal on October 31, 1996. Plaintiff seeks a judgment against the Partnership that it execute and deliver a complete conveyance of the Talega Property in accordance with the parties' alleged agreement, costs, and such other relief as the court may deem just and proper. The plaintiff has filed a lis pendens on the Property. The Partnership believes that the action is without merit and intends to defend itself vigorously in this matter.

     The Partnership has been advised by Merrill Lynch that various investors of the Partnership have sought to compel Merrill Lynch to arbitrate claims brought by certain investors of the Partnership, and has been named as a respondent in various arbitrations, representing approximately 11% of the total Interests outstanding. These claimants have sought and are seeking to arbitrate claims involving unspecified damages based on Merrill Lynch's alleged violations of applicable state and/or federal securities laws and alleged violations of the rules of the National Association of Securities Dealers, Inc., together with pendent state law claims. The Partnership believes that Merrill Lynch has resolved some of these claims through litigation and otherwise, and that Merrill Lynch is defending other claims. Merrill Lynch has asked the Partnership and its General Partner to confirm an obligation of the Partnership and its General Partner to indemnify Merrill Lynch in these claims against all loss, liability, claim, damage and expense, including without limitation attorney's fees and expenses, under the terms of a certain Agency Agreement dated October 23, 1989 ("Agency Agreement") with the Partnership relating to the sale of Interests through Merrill Lynch on behalf of the Partnership. The Agency Agreement generally provides that the Partnership and its General Partner shall indemnify Merrill Lynch against losses occasioned by an actual or alleged misstatement or omission of material facts in the Partnership's offering material used in connection with the sale of Interests and suffered by Merrill Lynch in performing its duties under the Agency Agreement, under certain specified conditions. The Agency Agreement also generally provides, under certain conditions, that Merrill Lynch shall indemnify the Partnership and its General Partner for losses suffered by the Partnership and occasioned by certain specified conduct by Merrill Lynch in the course of Merrill Lynch's solicitation of subscriptions for, and sale of, Interests. The Partnership is unable to determine the ultimate investment of investors who have filed arbitration claims as to which Merrill Lynch might seek indemnification in the future. At this time, and based upon the information presently available about the arbitration statements of claims filed by some of these investors, the Partnership and its General Partner believe that they have meritorious defenses to demands for indemnification made by Merrill Lynch and intend to vigorously pursue such defenses. Although there can be no assurance regarding the outcome of the claims for indemnification, at this time, based on information presently available about such arbitration statements of claims, the Partnership and its General Partner do not believe that the demands for indemnification by Merrill Lynch will have a material adverse effect on the financial condition of the Partnership.

     In addition, the Partnership could potentially be liable for certain amounts incidental to other matters, the amount of which could be substantial.

TAX-EXEMPT BOND FINANCING

     In connection with the development of Talega (which was suspended during 1990), the Partnership has utilized bond financing to construct certain on-site and off-site water and sewer infrastructure improvements which the Partnership would otherwise be obligated to finance and construct as a condition to obtain certain approvals for the project. As of September 30, 1996, $58,350,000 of the bonds were outstanding. Approximately $46.5 million of proceeds from the sale of bonds was expended by the District on infrastructure improvements through September 30, 1996. The Partnership has not made any of the required payments to the District for assessments to pay principal and interest on the bonds or standby charges and operating expenses of the District since July 1994 when the District drew down an $11.4 million letter of credit which served as additional collateral securing payments of assessments attributable to principal and interest due on bonds. As discussed above, the Partnership has reached an agreement with an unaffiliated third party for the sale of its Talega Property. One condition of such sale is the satisfactory release of the Partnership's obligation under such bonds, subject to the payment by the Partnership of certain past-due amounts and prorated items related to such bonds. The payment of these items would be made from the proceeds of the sale of the Property.

ADJUSTMENTS

     In the opinion of the General Partner, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of September 30, 1996 and December 31, 1995 and for the three and nine month periods ended September 30, 1996 and 1995 (assuming the Partnership continues as a going concern).






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

     At September 30, 1996 and December 31, 1995, the Partnership had cash and cash equivalents of approximately $307,800 and $1,387,300, respectively. Bank overdrafts representing checks in transit of approximately $61,500 and $551,000 at September 30, 1996 and December 31, 1995, respectively, were repaid from cash on hand in October and January 1996, respectively. Remaining cash and cash equivalents were available for working capital requirements. The Partnership had suspended cash distributions to its Partners in late 1990 due to, among other things, deteriorating market conditions. The Partnership has been unable to reinstate distributions due to its financial condition and the operations of its Properties, which are also discussed more fully below. In addition, the Partnership is currently in default of the terms of its credit facilities and a default has been asserted concerning Tax-Exempt Bond Financing. The source of the Partnership's liquidity is dependent upon its lender continuing to forbear from exercising its remedies under the Partnership's credit facility agreements and permitting the Partnership to use funds in a restricted cash collateral account and certain sales proceeds to finance the Partnership's limited operations, as more fully discussed in Part II - Item 3. (Defaults upon Senior Securities).

     During June 1996, the Heathrow joint venture, in which the Partnership is the managing general partner, closed on the sale of the remaining land, the country club and certain related assets within the Partnership's Heathrow Community. This transaction is reflected in Land and property operations on the accompanying Consolidated Statements of Operations. This sale is the primary cause for various significant changes on the accompanying Consolidated Balance Sheets at September 30, 1996 as compared to December 31, 1995 and on the accompanying Consolidated Statements of Operations for the three and nine month periods ended September 30, 1996 as compared to the same periods in 1995. The net proceeds from this sale, after prorations and closing costs, of approximately $18.4 million were paid to the Partnership's lender and applied against the outstanding principal balances on both of the Partnership's term loans. The sale resulted in a gain for financial reporting purposes and a loss for Federal income tax purposes in 1996.

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

     During September 1996, the Partnership and its lender agreed to another amendment of the March 1995 Forbearance Agreement agreeing to, among other things, a revised plan whereby the Partnership would sell its remaining assets by no later than March 31, 1997. Upon the execution of the amended agreement, the Partnership's lender agreed to forgive, waive and cancel a portion of the unpaid interest on the Partnership's credit facilities in the aggregate amount of $20 million, of which $2 million was allocated to interest on the revolving line of credit and $18 million was allocated to one of the term loans. The forgiveness of this interest is reflected as an extraordinary gain on the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 1996, and is the primary cause for the decrease in accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets at September 30, 1996 as compared to December 31, 1995. The amended agreement also includes the forgiveness, by the Partnership's lender, of any remaining outstanding principal balance and accrued interest on the Partnership's credit facilities upon the satisfaction of certain specified conditions, including, among other things, the sale of the Partnership's remaining real estate assets at specified minimum prices, the payment of the net proceeds from such sales to the Partnership's lender, and the assignment of any other net assets of the Partnership to the lender. However, if such specified conditions have not occurred by March 31, 1997, the lender's obligations under such agreement will terminate.

     During October 1996, the Partnership reached an agreement with an unaffiliated third party for the sale of the Talega Property. The closing of the sale is subject to the satisfaction of various conditions. The proceeds from such sale, if consummated, would be paid to the Partnership's lender and applied against the outstanding principal balance on the Partnership's term loans. The sale, if consummated, would result in a gain for financial reporting purposes and a loss for Federal income tax purposes during 1996.

     During April 1996, the Partnership entered into a non-binding letter of intent with an unaffiliated third party for the sale of the retail shopping plaza at its Heathrow Community. This letter of intent subsequently expired by its terms without the sale of the shopping plaza being consummated. The Partnership continues to actively market this Property for sale.

     Although there can be no assurance, the Partnership is currently working to dispose of all of its remaining assets by December 31, 1996 in accordance with the plan agreed upon with its lender. The Partnership's ability to dispose of all of its assets during 1996 is dependent upon, among other things, the Partnership closing on the sale of its Talega Property by the end of the year, as well as the Heathrow venture contracting for the sale, and closing the sale, of the shopping plaza at the Heathrow Community. It is expected that any proceeds from the sale or other disposition of such assets, in excess of the costs of sale and general and administrative expenses attributable thereto, will be paid to the lender or other creditors of the Partnership. In addition, the Partnership is currently involved in certain litigation, as discussed in
Part II. Item 1. Legal Proceedings in this report, to which reference is hereby made. Upon completion of the sale of the Partnership's remaining assets, the Partnership expects to terminate. However, termination of the Partnership could be delayed until resolution (or other acceptable treatment) of the pending litigation. Holders of Interests should not expect to receive any future distributions from the Partnership.

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

RESULTS OF OPERATIONS

     Due to the Partnership's financial condition and the sale of the remaining land, the country club and certain related assets within the Partnership's Heathrow Community during June 1996, the results of operations for the three and nine months ended September 30, 1996 reflect the limited activity of its remaining assets.

     Housing revenues for the three and nine months ended September 30, 1996 have been negatively impacted by the prohibition placed on the Partnership by its lender regarding the construction of new homes within Heathrow. All construction of the homes for which the lender agreed to advance funds has been completed. During the nine months ended September 30, 1996, the Partnership closed on one housing unit in its Heathrow Community. Due to the sale of the Partnership's Heathrow Community, as discussed above, no units remain in inventory as of September 30, 1996.

     The decrease in homesite revenues for the nine months ended September 30, 1996 as compared to the same period in 1995 is due to a decrease in the availability of lots for sale at the Partnership's Heathrow and Atlanta Communities. The Partnership generated homesite revenues for the nine months ended September 30, 1996 from 20 lot closings within these Communities. Three lots remain unsold at the Partnership's Eagle Watch Community. The decline in the gross operating profit margin for the nine months ended September 30, 1996 as compared to the same period in 1995 is due primarily to the reduction in the number of closings of higher margin product at the Partnership's Heathrow Community.

     Land and property revenues for the nine months ended September 30, 1996 were generated primarily from the sale of the remaining land, the country club and certain related assets within the Partnership's Heathrow Community, as discussed above. Land and property revenues for the three months ended September 30, 1996 represent the deposit retained by the Partnership in connection with the agreement entered into in March 1996 for the sale of the Talega Property. This contract subsequently expired by its terms without the sale of the Property being consummated.

     Revenues from operating properties decreased for the three and nine months ended September 30, 1996 as compared to the same periods in 1995 due primarily to the June 1996 sale of the country club and cable operations within the Partnership's Heathrow Community, as discussed above.

     Brokerage revenues decreased for the three and nine months ended September 30, 1996 as compared to the same periods in 1995 due primarily to the sale of the remaining land in the Partnership's Heathrow Community as well as a reduction in the number of closings of homes built by unaffiliated third-party builders within the Partnership's Eagle Watch Community.

     Selling, general and administrative expenses continued to decrease during the three and nine months ended September 30, 1996 as compared to the same periods in 1995 due primarily to a reduction in marketing and administrative costs incurred, which is a direct result of the restrictions placed on development and construction by the Partnership's lender, and the Partnership's current financial condition.

     Interest and real estate taxes decreased for the three and nine months ended September 30, 1996 as compared to the same periods in 1995 due primarily to a decrease in the average amount of borrowings outstanding during the period.






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

     On or before October 31, 1996, a lawsuit entitled Seagate At San Clemente, L.L.C. v. Arvida/JMB Partners, L.P.-II, and does 1 through 20 was filed in the Superior Court of the State of California for the County of Orange. In the verified complaint for specific performance of contract, plaintiff claims that on October 10, 1996 it entered into an oral agreement with the Partnership for the purchase of the Talega Property. The complaint purports to set forth the essential terms of the deal and claims that plaintiff reasonably relied on various representations of the Partnership in obtaining financing to close the alleged deal on October 31, 1996. Plaintiff seeks a judgment against the Partnership that it execute and deliver a complete conveyance of the Talega Property in accordance with the parties' alleged agreement, costs, and such other relief as the court may deem just and proper. The plaintiff has filed a lis pendens on the Property. The Partnership believes that the action is without merit and intends to defend itself vigorously in this matter.

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

However, the Partnership did not have the funds to pay off the balances outstanding under the credit facilities. The Partnership has not made the required interest payments on its credit facilities since September 1994. The aggregate amount outstanding, including principal and all accrued and unpaid interest, on the Partnership's term loans and revolving line of credit at September 30, 1996 is approximately $93.3 million. In addition, as of September 30, 1996, the Partnership is liable under standby letters of credit for approximately $2,590,500. To date, the Partnership's lender has not pursued all of its remedies under the credit facility agreements relative to these defaults, which could include, among other things, the lender realizing upon its security interest in the Partnership's Properties. In March 1995, the Partnership and its lender entered into Forbearance Agreements pursuant to which, among other things, $3 million was deposited in a restricted collateral account to pay direct operational costs and general and administrative expenses of the Partnership's limited operations, subject to the approval of the lender of such costs and expenses and its continued forbearance from the exercise of its other remedies under the credit facility agreements. The Forbearance Agreement was modified on October 31, 1995 and September 24, 1996. Upon the execution of the September 24, 1996 amended agreement, the Partnership's lender agreed to forgive, waive and cancel a portion of the unpaid interest on the Partnership's credit facilities in the aggregate amount of $20 million, of which $2 million was allocated to interest on the revolving line of credit and $18 million was allocated to one of the term loans. The Partnership is currently operating under a plan currently being negotiated to dispose of its remaining assets by no later than March 31, 1997. It is expected that any proceeds from the sale or other disposition of such assets, in excess of the costs and general and administrative expenses attributable thereto, will be paid to the lender or other creditors of the Partnership. Reference is made to Part I. Financial Information, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of the Partnership's liquidity and capital resources.

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

    4.10. Forbearance and Modification Agreement (Credit Agreement) dated March 21, 1995 by and among Arvida/JMB Partners, L.P.-II, Heathrow Development Associates, Ltd., Eagle Watch Partners, Bank of America Illinois and Bank of America National Trust and Savings Association is incorporated herein by reference. *****

    4.11. Forbearance and Modification Agreement (Amended and Restated Credit Agreement) dated March 21, 1995 by Amendment of Forbearance and Modification Agreement dated September 24, 1996 is incorporated herein by reference. *****

    4.12.   Letter Agreement dated October 31, 1995 supplementing
Forbearance Agreements with Lenders is herein incorporated by reference.******

    4.13 Amendment of Forbearance and Modification Agreement dated September 24, 1996 is filed herewith.

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

    10.16. Agreement for Purchase and Sale of Real Property dated October 25, 1996 by and between Arvida/JMB Partners, L.P.-II and Starwood/Talega Associates, L.L.C. for the sale of certain real property within the Talega Property is filed herewith.

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


  (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.






                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                ARVIDA/JMB PARTNERS, L.P.-II

                BY:   Arvida/JMB Managers-II, Inc.
                      (The General Partner)


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: November 8, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 8, 1996