Form 10-K405
period 1996-12-31
ARVIDA JMB PARTNERS L P II
filed 1997-03-31
CIK 852494

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the fiscal year ended
December 31, 1996                   Commission file number 0-19245



                    ARVIDA/JMB PARTNERS, L.P. - II
        (Exact name of registrant as specified in its charter)


          Delaware                        58-1809884
(State of organization)          (IRS Employer Identification No.)


900 N. Michigan Ave., Chicago, IL            60611
(Address of principal executive office)   (Zip Code)


Registrant's telephone number, including area code 312/440-4800


Securities registered pursuant to Section 12(b) of the Act:


                                          Name of each exchange on
Title of each Class                        which registered
-------------------                 ------------------------------

       None                                          None


Securities registered pursuant to Section 12(g) of the Act:

                     LIMITED PARTNERSHIP INTERESTS
                    AND ASSIGNEE INTERESTS THEREIN
                           (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K    X

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Portions of the Prospectus of the registrant dated October 27, 1989 and filed with the Commission pursuant to Rules 424(b) and 424(c) under the Securities Act of 1933 are incorporated by reference in Parts II and III of this Annual Report on Form 10-K.




                               TABLE OF CONTENTS


                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   5

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   7

Item 4.      Submission of Matters to a Vote of
             Security Holders . . . . . . . . . . . . . .   7


PART II

Item 5.      Market for the Partnership's Limited
             Partnership Interests and
             Related Security Holder Matters. . . . . . .   8

Item 6.      Selected Financial Data. . . . . . . . . . .   9

Item 7.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations 10

Item 8.      Financial Statements and Supplementary Data.  19

Item 9.      Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  46


PART III

Item 10.     Director and Executive Officers
             of the Registrant. . . . . . . . . . . . . .  46

Item 11.     Executive Compensation . . . . . . . . . . .  49

Item 12.     Security Ownership of Certain Beneficial
             Owners and Management. . . . . . . . . . . .  50

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  50


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  51


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . .  55






                                   i




                                PART I

ITEM 1.  BUSINESS

     There is substantial doubt about the Partnership's ability to continue as a concern. Reference is made to Item 7 -Management's Discussion and Analysis of Financial Condition and Results of Operation. All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     The registrant, Arvida/JMB Partners, L.P.-II (the "Partnership"), is a limited partnership formed in June 1989 and currently governed under the Revised Uniform Limited Partnership Act of the State of Delaware. The Partnership was formed to acquire and develop through merger or purchase the real estate and other assets of certain affiliated partnerships ("Affiliated Partnerships") and certain other assets. On October 27, 1989, the Partnership commenced an offering to the public of $225,000,000 in Limited Partnership Interests ("Interests") (subject to increase by an additional 75,000 Interests) pursuant to a Registration Statement on Form S-1 under the Securities Act of 1933 (No. 33-29608). A total of 234,428 Interests were issued and assigned to the public (at an offering price of $1,000 per Interest before discounts) and such assignee holders ("Holders of Interests" or "Holders") were admitted to the Partnership. The offering of Interests terminated in February 1990 and no Holder of Interests has made any additional capital contribution after such date. The Holders of Interests of the Partnership generally share in their portion of the benefits of ownership of the Partnership's real property investments and other assets according to the number of Interests held. A description of the maximum term of the Partnership is included in Item 5 to which reference is hereby made for such description.

     The Partnership's assets, other than Talega, consisted principally of interests in land developed or planned for development into master-planned residential communities (the "Communities"). Such Communities and other development parcels and assets owned directly or indirectly by the Partnership, are referred to herein as the "Properties". The Partnership had principally been engaged in the development of comprehensively planned, primary and secondary home Communities containing a diversified product mix designed for the various markets in which the Partnership operates.

     The Partnership's credit facilities matured without repayment on December 30, 1994. Although to date the lender has not pursued all of its remedies under the credit facility agreements, which could include, among other things, realizing upon the security interests in the Partnership's Properties, the lender has reserved the right to assert any or all of such remedies in the future.

     Reference is made to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the current plan for the orderly disposition of its remaining assets.

     The Partnership sold individual residential lots and undeveloped land. The unaffiliated third-party builders and developers to whom the Partnership sold parcels and lots were generally small to mid-size local builders and developers who required project specific financing for their developments and whose operations were susceptible to fluctuations in the availability of financing. In addition, within certain Properties, the Partnership constructed, or caused to be constructed, a variety of products, including single-family homes and patio homes developed for sale.

The Partnership also owned and operated a golf club facility and a cable television system within its Heathrow Community. The Partnership's remaining Properties are located near Atlanta, Georgia and Orlando, Florida and in Orange County, California.





     Arvida Company ("Arvida"), an affiliate of the General Partner has provided certain development, construction, management and other personnel and services to the Partnership for all of its projects and operations, subject, in each case, to the overall control of the General Partner on behalf of the Partnership. The Partnership, directly or through certain subsidiaries, provided development and management services to Community home ownership associations within the Communities.

     The business of the Partnership was cyclical in nature and certain aspects of the development of the Properties were to some degree seasonal. Such seasonality has not had a material impact on the Partnership's business. A presentation of information about industry segments, geographic regions or raw materials is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

     The Partnership had previously been following the practice with respect to Communities of (i) developing an overall master plan for the Community, (ii) creating a unifying architectural theme that is consistent with the Community's master plan, (iii) offering a variety of recreational facilities, (iv) imposing architectural standards and other property restrictions on residents and third-party developers in order to enhance the long-term value of the Community, (v) establishing property owners' associations to maintain compliance with architectural, landscaping and other requirements and to provide for ownership and maintenance of certain facilities, and/or (vi) operating and controlling access to golf, tennis and other recreational facilities.

     The Partnership's development approach, individually or by joint venture, was intended to enhance the value of real estate in successive phases. The first step in development had been to design a Community master plan that addressed the appropriate land uses and product mix, including residential, recreational and, where appropriate, commercial and industrial uses (which generally have not been developed by the Partner-ship). The Partnership then sought to obtain the necessary regulatory and environmental approvals for the development of the Community in accordance with the master plan. This approval process was a major factor in determining the viability and prospects for profitability of the Partnership's development projects.

     The first phase in the regulatory approval process usually consisted of obtaining the proper zoning approvals for the intended development. The Partnership also had to comply with state and local laws governing large planned developments which may vary from state to state and community to community. In Florida, for example, land development is subject to the Florida Local Government Comprehensive Planning and Land Development Regulation Act, as administered by the State and implemented by regional, county and municipal authorities. In addition, prior to or contemporaneously with zoning approval, the Partnership, if subject to the applicable filing requirements, was required to obtain "Development of Regional Impact" ("DRI") approval from the applicable local governmental agency after review and recommendations from the appropriate regional planning agency, with oversight by the Florida State Department of Community Affairs. In addition, state laws generally provide further that a parcel of land cannot be subdivided into distinct segments without having a plat filed and finalized with the local or municipal authority, which, in general, required the approval of various local agencies, such as environmental and public works departments. In addition to the foregoing, the Partnership was required to secure the actual permits for development from applicable Federal (e.g., the Army Corps of Engineers and the Environmental Protection Agency with respect to coastal and wetlands developments, including dredging of waterways) and state or local agencies, including construction, dredging, grading, tree removal and water management and drainage district permits. The foregoing discussion and the discussion which follows are also generally applicable to the Partnership's commercial and industrial developments.





     In addition to obtaining receipt of all approvals and permits required to be obtained by the Partnership for a specific Community other than actual approvals or permits for final platting and/or construction activities, the Partnership had also applied for the permits and other approvals necessary to undertake the construction of infrastructure, including roads, water and sewer lines and amenities such as lakes, clubhouses, golf courses, tennis courts and swimming pools. These expenditures for infrastructure and amenities are generally significant and are usually required early in the development of a Community, although the Partnership has attempted, to the extent feasible, to develop Communities in a phased manner. See Note 8 for further discussion regarding Tax-Exempt Bond Financing with regard to infrastructure improvements at the Partnership's Talega Property.

     Certain of the Florida Communities described below have applied for and have been designated as Planned Unit Developments ("PUD") by the local zoning authority (usually the governing body of the municipality or the county in which the Community is or will be located). Designation as a PUD generally establishes permitted densities (i.e., the number of residential units which may be constructed) with respect to the land covered thereby and, upon receipt, enables the developer to proceed in an orderly, planned fashion. Generally, such PUD approvals permit flexibility between single-unit and multi-unit products since the developer can plan Communities in either fashion as long as permitted densities are not exceeded. As a consequence, developments with PUD status are able to meet changing demand patterns in housing through such flexibility. It should be noted that some of the Communities, while not having received PUD approval, have obtained the necessary zoning approvals to create a planned community development with many of the benefits of PUD approval such as density shifting.

     In developing the infrastructure and amenities of its Communities and building its own housing products, the Partnership has functioned as a general contractor although it has also from time to time hired firms for general contracting work. The Partnership followed the practice of hiring subcontractors, architects, engineers and other professionals on a project-by-project basis rather than maintaining in-house capabilities, principally to be able to select the subcontractors and consultants it believed were most suitable for a particular development project and to control fixed overhead costs. The Partnership has never been faced with any significant material or labor shortages; however, the construction industry in general has from time to time experienced serious difficulties in obtaining certain construction materials and in having available a sufficiently large and adequately trained work force.

     In addition, certain of the Partnership's Communities contained acreage zoned for commercial use, on which shopping centers, office buildings and other commercial buildings could be built.

     In the opinion of the General Partner of the Partnership, all of the Properties held at December 31, 1996 are adequately insured.

     The Partnership currently owns no patents, trademarks, licenses or franchises other than those trademarks and tradenames in respect of the names of its Communities. The Arvida name and the service marks with respect to the Arvida name are owned by Arvida, subject to the Partner-ship's non-exclusive right to use the name and the service marks under its supervisory and management agreement with Arvida and subject to the non-exclusive right of certain third parties to the limited use of the name.





     The principal assets in which interests had been acquired by the Partnership are described in more detail under Item 2 below to which reference is hereby made for a description of such assets. The Partnership will not acquire and/or develop any real properties in addition to its existing Properties.

     The Partnership's real properties have been subject to competition from similar types of properties in the vicinities in which they are located, including properties owned, advised or managed by affiliates of the General Partner. The Partnership has no real estate assets located outside of the United States.

     The Partnership has no employees. Reference is made to Note 10 for a discussion of certain arrangements with Arvida Company and Arvida/JMB Partners, L.P., both of which provide personnel to perform services on behalf of the Partnership.

     The terms of transactions between the Partnership and the General Partner and its affiliates are set forth in Items 10, 11 and 12 below to which reference is hereby made for a description of such terms and transactions.





ITEM 2.  PROPERTIES

     The principal assets in which interests have been acquired by the Partnership are described below. Unless otherwise indicated, the acreage amounts set forth herein are approximations of the gross acreage of the Communities or other properties referred to or described and are not necessarily indicative of the net developable acreage currently owned by the Partnership or its joint ventures. Except where noted, the Partnership was the developer of the Properties. All of the Partnership's remaining Properties are subject to mortgages to secure repayment of the Partnership's indebtedness as described in Note 8, to which reference is made for a description of such indebtedness.

     (a)  Orange County, California

     The Partnership acquired through a merger with an Affiliated Partnership, ownership of 2,290 undeveloped acres located in southern Orange County, California originally planned for a master-planned Community, known as Talega. It was originally intended that the Community would offer a complete range of residential product types ranging from low-density single-family to higher density multi-family, almost all of which would be targeted to the primary-home buyer. The residential areas were planned for a variety of products at varying price points which would be oriented around major amenities such as golf courses, parks, schools, trails, neighborhood centers and transit centers. Approximately 900 acres are approved in the specific plan for residential use, and approximately 170 acres for commercial use. To date, certain development work has been completed. Given economic and market conditions as well as other factors, the Partnership ceased further development of this Community in late 1991. Reference is made to Notes 8 and 12 for discussions regarding the Talega Community.

     (b)  Palm Beach County, Florida

     The Partnership acquired, through merger with an Affiliated Partnership, ownership of 115 remaining developable acres within the 2,250-acre Palm Beach Polo and Country Club Community, which is located in Palm Beach County, Florida. The Community was an existing development of an unaffiliated third-party developer, Landmark Land Company of Florida, Inc., who filed for bankruptcy in late 1991. The Partnership's Property within Palm Beach Polo and Country Club was encumbered by a mortgage. In July 1991, the Partnership ceased making debt service payments and was seeking a modification of the non-recourse mortgage loan, as a result of slower than anticipated sales absorptions which had been impacted by the financial viability of the third-party developer, among other reasons. The Partnership was unsuccessful in its efforts either to obtain a modification of the loan or to resolve certain issues with the current mortgage note holder, the Resolution Trust Corporation ("RTC"). Therefore, on June 25, 1993, the Partnership executed a deed in lieu of foreclosure agreement with the RTC to transfer its interest in the Property.

     The Partnership also acquired, through merger with an Affiliated Partnership, ownership of 24 acres in Wycliffe, a 600-acre PUD, located in Palm Beach County, Florida, which was being developed by an unaffiliated third-party developer. The Partnership offered patio home products at this Property targeted to the secondary and primary home market, all of which were sold and closed as of December 31, 1993.





     (c)  Orange County, Florida

     The Partnership acquired, through merger with an Affiliated Partnership, ownership of a 230-acre Community located in Southwest Orange County, Florida (approximately 10 miles west of Orlando, Florida), known as Wesmere. Amenities include an open air pavilion, tennis courts, basketball courts, a swimming pool and a park. The Partnership constructed and sold housing products targeted towards the primary home buyer and sold homesites to unaffiliated third-party builders. The Partnership sold the remaining land within this Community during 1995.

     (d)  Seminole County, Florida

     In January 1990, the Partnership acquired a controlling interest and became the managing general partner of a limited partnership which was the developer/owner of the remaining residential acreage (approximately 1,800 acres), existing Community amenities and certain commercial and other real estate assets within a 2,700-acre Community development known as Heathrow. Heathrow is located approximately 15 miles northeast of Orlando, in Seminole County, Florida. The Partnership developed and sold a wide range of housing products targeted primarily to the primary home buyer and sold homesites to unaffiliated third-party builders. The Community amenities include golf, tennis, swimming and other recreational facilities. During June 1996, the Heathrow joint venture, in which the Partnership is the managing general partner, closed on the sale of the remaining land, the country club and certain related assets within the Partnership's Heathrow Community. The Partnership's remaining asset in the Heathrow Community is a 100,000 square foot community shopping center. The Partnership intends to sell this remaining asset during 1997.

     (e)  Cherokee County, Georgia

     Eagle Watch is a 1,000-acre residential and golf course community development located within a larger PUD in Cherokee County, Georgia, northwest of Atlanta. The Partnership purchased from an Affiliated Partnership a 99.9% partnership interest in a partnership that owns the parcels comprising Eagle Watch. The remaining 1/10 of 1% partnership interest is held by the General Partner. The Community offers developed homesites for sale to third party builders. Community amenities include an 18-hole public golf course, swimming, tennis and other recreational facilities. The Partnership closed on the sale of the Eagle Watch Golf Club in December 1993. As of December 31, 1996, the Partnership has three remaining homesites for sale within this Community. The Partnership intends to sell-out these remaining homesites during 1997.

     (f)  Clayton County, Georgia

     The Partnership acquired through merger with an Affiliated Partnership ownership of Rock Creek, a 190-acre single-family Community located in Clayton County, Georgia, southeast of Atlanta. The Community offered developed homesites for sale to third-party builders and features an eight-acre recreational area including lakes, playgrounds, and a pavilion with swimming and tennis courts. All homesites in this Community had closed as of December 31, 1995.

     (g)  Cobb County, Georgia

     The Partnership acquired through merger with an Affiliated Partnership ownership of Burnt Hickory Lakes, a 180-acre single-family Community located in western Cobb County, Georgia, west of Atlanta. Amenities include lakes, tennis courts, a swimming pool and a recreational facility. The Community offered developed homesites for sale to third-party builders, all of which were closed as of December 31, 1995.





     (h)  Tarrant County, Texas

     The Partnership acquired through merger with an Affiliated Partnership ownership of SouthRidge Lakes, a 270-acre Community located in northeast Tarrant County, Texas, near Dallas/Ft. Worth. Amenities include tennis, swimming and other recreational areas. The Partnership sold homesites to third-party builders for construction of homes catering to the primary home market, all of which were closed as of December 31, 1994.


ITEM 3.  LEGAL PROCEEDINGS

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

     On or before October 31, 1996, a lawsuit entitled Seagate At San Clemente, L.L.C. v. Arvida/JMB Partners, L.P.-II, and does 1 through 20 was filed in the Superior Court of the State of California for the County of Orange. In the verified complaint for specified performance of contract, plaintiff claimed that on October 10, 1996 it entered into an oral agreement with the Partnership for the purchase of the Talega Property.
The complaint purported to set forth the essential terms of the deal and claimed that plaintiff reasonably relied on various representations of the Partnership in obtaining financing to close the alleged deal on October 31, 1996. Plaintiff sought a judgment against the Partnership that it execute and deliver a complete conveyance of the Talega Property in accordance with the parties' alleged agreement, costs, and such other relief as the court may deemed just and proper. The plaintiff filed a lis pendens on the Property. On November 18, 1996, the plaintiff voluntarily dismissed the lawsuit without prejudice and released the lis pendens on the Property.

     The Partnership is not subject to any other material pending legal proceedings, other than ordinary litigation incidental to the business of the Partnership. However, reference is made to Note 11 for a discussion of certain claims asserted by Merrill Lynch for indemnification by the Partnership and the General Partner in connection with claims for arbitration filed by certain investors in the Partnership.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1996 and 1995.







                                PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP
         INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1996, there were 15,763 record Holders of the 234,190 Interests outstanding of the Partnership. There is no public market for Interests, and it is not anticipated that a public market for Interests will develop. Upon request, the General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. For provisions governing the transferability of Interests, reference is made to "Transferability of Partnership Interests" on pages A-31 to A-34 of the Partnership Agreement and Sections 3 and 4 on page B-2 of the Assignment Agreement which are hereby incorporated herein by reference to Exhibit 99.1 to this report.

     Pursuant to Section 5.5J of the Partnership Agreement, which is hereby incorporated herein by reference to pages A-25 through A-26 included in
Exhibit 99.1 to this report, the General Partner shall elect to pursue one of the following courses of action: (i) to cause the Interests to be listed on a national exchange or reported by the National Association of Securities Dealers Automated Quotation System (a "Listing") at any time on or prior to the date ten years from the termination date of the offering of Interests; (ii) to purchase, or cause JMB or its affiliates to purchase, all of the Interests on the date ten years from the termination of the offering of Interests at their then appraised fair market value (which is determined to be fair by an independent nationally recognized investment banking firm or real estate advisory company); or (iii) to commence a liquidation phase on the date ten years from the termination of the offering of Interests, in which all Partnership assets will be sold prior to the end of the fifteenth year from the termination of the offering. The Partnership Agreement provides that the Partnership may continue in existence (subject to earlier termination under certain circumstances, including upon a liquidation of the Partnership as described in (iii) above) until December 31, 2039. The Partnership Agreement also provides that the General Partner shall not cause a Listing of the Interests (as described in (i) above) unless it receives an opinion of tax counsel to the Partnership to the effect that such Listing will not result in the Partnership being classified for Federal income tax purposes as a corporation, rather than as a partnership.

     Reference is made to Note 9 for a discussion of the provisions of the Partnership Agreement relating to cash distributions. Reference is made to
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 for a discussion of the Partnership's inability to reinstate distributions.





ITEM 6.  SELECTED FINANCIAL DATA
                                        ARVIDA/JMB PARTNERS, L.P.-II
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                      FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, 1994, 1993 AND 1992

                               1996          1995           1994         1993          1992
                          ------------- -------------   -----------  ------------  ------------
Total revenues. . . . . .  $ 25,753,220    25,775,598    52,940,395    60,904,431    56,723,906
                           ============  ============  ============  ============  ============
Net operating
 income (loss). . . . . .  $  4,602,058     1,904,695   (43,143,395)  (18,502,496)  (59,199,630)
                           ============  ============  ============  ============  ============

Net income (loss) . . . .  $ 12,366,476   (18,242,348)  (61,324,519)  (28,388,874)  (73,543,759)
                           ============  ============  ============  ============  ============
Net income (loss)
 per Interest (a) . . . .  $      64.05        (52.00)      (287.36)       (95.33)      (327.00)
                           ============  ============  ============  ============  ============

Total assets (b). . . . .  $  4,849,917    24,239,158    43,945,587    93,530,462   142,934,421
                           ============  ============  ============  ============  ============

Total liabilities
 (b). . . . . . . . . . .  $117,271,102   149,026,819   150,490,900   138,751,256   159,766,341
                           ============  ============  ============  ============  ============
Cash distributions
 per Interest . . . . . .  $      --           --             --            --           --
                           ============  ============  ============  ============  ============

     The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this report.

     (a) The net income (loss) per Interest is based upon the average number of Interests outstanding during each period.

     (b) The Partnership does not present a classified balance sheet as a matter of industry practice and, as such, does not distinguish between current and non-current assets and liabilities.





ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As discussed below, there is substantial doubt about the Partnership's ability to continue as a going concern.

     At December 31, 1996 and 1995, the Partnership had cash and cash equivalents of approximately $182,000 and $1,387,000, respectively. The decrease in cash and cash equivalents at December 31, 1996 as compared to December 31, 1995 is due to the reduction of working capital to fund the Partnership's operations. Bank overdrafts, which represent checks in transit, of approximately $10,000 and $551,000 at December 31, 1996 and 1995, respectively, were repaid from cash on hand in January 1997 and 1996, respectively. Remaining cash and cash equivalents were available for working capital requirements. The Partnership is currently in default, as discussed below, of the terms of its credit facilities. The source of the Partnership's short- and long-term future liquidity is dependent upon its lender continuing to forbear from exercising its remedies under the Partnership's credit facility agreements and permitting the Partnership to use certain sales proceeds to finance the Partnership's limited operations, as discussed more fully below. The Partnership suspended cash distributions to its partners in late 1990 due to, among other things, deteriorating market conditions. The Partnership is unable to reinstate distributions due to its financial condition, which is also discussed more fully below.

     The terms of the Partnership's credit facilities are discussed in detail in Note 8. The Partnership's credit facilities matured on December 30, 1994. However, the Partnership did not have the funds to pay off the balances outstanding under the credit facilities. At December 31, 1996, approximately $11.4 million, $56.0 million and $11.5 million was outstanding under the $52.5 million term loan, the $67.5 million term loan and the revolving line of credit facility, respectively. The Partnership has not made the required interest payments on its credit facilities since September 1994. The amount of interest which remains payable at December 31, 1996 totals approximately $16.8 million.

     During 1994, the Partnership had attempted to negotiate a restructuring of its credit facilities with its lender to, among other things, obtain additional borrowing capacity for the development of new phases of land and housing inventories at certain of its Communities, but was unable to obtain such restructuring.

     The Partnership's $67.5 million term loan has a certain loan-to-value covenant relative to the Partnership's Talega Property. Based upon independent appraisals of Talega as of December 31, 1993 and 1994, which were prepared on behalf of the Partnership's lender, the Partnership has not been in compliance with this covenant. On March 4, 1994, pursuant to the terms of this loan-to-value covenant, the Partnership received a notice of default from its lender. The Partnership was required to make a term loan payment, including accrued interest, of approximately $59 million in order to cure this default. The Partnership did not have the funds to make such payment.

     In September 1994, the lender informed the Partnership that it would not advance any funds for the construction of additional homes by the Partnership which were not under construction or under contract for sale by October 1994 and would not advance funds for the development of land parcels or homesites not fully developed or in process by October 1994, unless and until the lender and the Partnership agreed to a plan for the disposition of the Partnership's remaining assets. The two Communities in which the Partnership had been building homes were Heathrow and Wesmere. The restriction on the construction of new homes by the Partnership did not prohibit it from selling to third-party builders, land parcels or homesites that were either fully developed or in process, and did not prevent the construction and sale of homes by such builders in the Heathrow and Wesmere Communities. However, the uncertainty surrounding the future availability of partially or fully developed homesites, as well as the uncertainty of maintaining a sales and marketing program within these Communities, affected the construction and sale of homes by such builders.

     Proceeds from the sales of housing units, homesites, land parcels and other collateral securing the credit facilities, net of brokerage commissions and certain other customary selling expenses are delivered to the lender to be applied against the outstanding principal balance on one of the term loans. Through December 31, 1996, the Partnership has remitted proceeds totaling approximately $40.2 million from sales made after becoming subject to this requirement in September 1994.

     Pursuant to a request by the Partnership's lender during 1994, the Partnership prepared a plan for the orderly disposition of its remaining assets (other than the Talega Property) for its lender's review and approval. While the duration of such orderly disposition was expected to be within a certain range of time, the plan assumed the Partnership would complete the construction and development of housing and homesite projects that had already commenced within the Heathrow and Wesmere Communities, and sell those products within two years from the commencement of the plan. In addition, the plan assumed the Partnership would complete the general development necessary to prepare the remaining parcels in those Communities for sale, as well as sell related assets in the Heathrow Community, to unaffiliated third-party purchasers within the two-year period. The accompanying Consolidated Financial Statements reflect writedowns to the carrying values of real estate inventories and property and equipment which were recorded during 1994 totaling approximately $31.2 million to reflect the estimated difference between the net realizable value of the Partnership's assets under the 1994 proposed plan, as compared to the net realizable value of such assets assuming their build-out and sale in the Partnership's ordinary course of business at such time.

     In March 1995, the Partnership and its lender entered into Forbearance Agreements pursuant to which, among other things, approximately $2.3 million was applied to the outstanding principal balance of one of the Partnership's term loans and $3 million was deposited in a restricted collateral account to pay direct operational costs and general and administrative expenses of the Partnership's limited operations, subject to the approval of the lender of such costs and expenses and its continued forbearance from the exercise of its other remedies under the credit facility agreements. An additional $0.2 million was paid to the lender to fund certain legal fees, appraisal costs and construction services which were expenses of the Partnership. Such amounts were funded out of sale proceeds previously withheld by the Partnership.

     In September 1995, the Partnership's lender informed the Partnership that it would not accept the proposed plan for the orderly disposition of its remaining assets (other than the Talega Property). The lender asked the Partnership to prepare a new shorter term plan for the sale of the assets which included, among other things, a reduction of proposed development and general and administrative expenses. On October 31, 1995, the Partnership and its lender reached an agreement to amend the March 1995 Forbearance Agreements agreeing to, among other things, a new plan whereby the Partnership would attempt to sell its remaining assets (other than the Talega Property) in accordance with set minimum sales prices for each of the assets over the course of a six-month period with payment of certain operational costs to be made out of available funds in the restricted collateral account. The agreement is subject to the lender's continued forbearance from the exercise of its remedies under the credit facilities and its right to cease funding costs not yet then incurred. The expected disposition of assets in accordance with the new six-month plan did not result in any additional writedowns to the carrying values of real estate inventories and property and equipment.





     During November 1995, the Partnership closed on the sale of the remaining land within its Wesmere Community to an unaffiliated third party for a sales price of approximately $4.25 million. In addition, the buyer reimbursed the Partnership at closing for certain prepaid impact fees which had been paid by the Partnership. Such fees totaled approximately $1 million. The net proceeds from such sale were paid to the Partnership's lender and applied against the outstanding principal balance on one of the Partnership's term loans. The sale resulted in a gain for financial reporting purposes and a loss for Federal income tax purposes in 1995.

     During June 1996, the Heathrow Joint Venture, in which the Partnership is the managing general partner, closed on the sale of the remaining land, the country club and certain related assets within the Partnership's Heathrow Community. This transaction is reflected in Land and property operations on the accompanying consolidated statements of operations. This sale is the primary cause for various significant changes on the accompanying consolidated balance sheets at December 31, 1996 as compared to December 31, 1995 and on the accompanying consolidated statements of operations for the year ended December 31, 1996 as compared to 1995. The net proceeds from this sale, after prorations and closing costs, of approximately $18.4 million were paid to the Partnership's lender and applied against the outstanding principal balances on both of the Partnership's term loans. The sale resulted in a gain for financial reporting purposes and a loss for Federal income tax purposes in 1996.

     During September 1996, the Partnership and its lender agreed to another amendment of the March 1995 Forbearance Agreement agreeing to, among other things, a revised plan whereby the Partnership would sell its remaining assets by no later than March 31, 1997. Upon the execution of the amended agreement, the Partnership's lender agreed to forgive, waive and cancel a portion of the unpaid interest on the Partnership's credit facilities in the aggregate amount of $20 million, of which $2 million was allocated to interest on the revolving line of credit and $18 million was allocated to one of the term loans. The forgiveness of this interest is reflected as an Extraordinary gain on the accompanying consolidated statements of operations for the year ended December 31, 1996, and is the primary cause for the decrease in Accrued expenses and other liabilities on the accompanying consolidated balance sheets at December 31, 1996 as compared to December 31, 1995. The amended agreement also includes the forgiveness, by the Partnership's lender, of any remaining outstanding principal balance and accrued interest on the Partnership's credit facilities upon the satisfaction of certain specified conditions, including, among other things, the sale of the Partnership's remaining real estate assets at specified minimum prices, the payment of the net proceeds from such sales to the Partnership's lender, and the assignment of any other net assets of the Partnership to the lender. However, the lender's obligations under such agreement terminate on March 31, 1997.

     The Partnership and its lender are currently negotiating the terms of another amendment to the March 1995 Forbearance Agreement which would include, among other things, an extension of the existing plan whereby the Partnership would sell its remaining assets by no later than June 30, 1997.

The Partnership currently anticipates that such amendment will also include the forgiveness, by the Partnership's lender, of any remaining outstanding principal balance and accrued interest on the Partnership's credit facilities, upon the satisfaction of certain specified conditions, including, among other things, the sale of the Partnership's remaining real estate assets at specified minimum prices, the payment of the net proceeds from such sales to the Partnership's lender, and the assignment of any other net assets of the Partnership to the lender. Such forgiveness of principal and interest would result in an extraordinary gain for financial reporting purposes.





     During April 1996, the Partnership entered into a non-binding letter of intent with an unaffiliated third party for the sale of the retail shopping plaza at its Heathrow Community. This letter of intent subsequently expired by its terms without the sale of the shopping plaza being consummated. The Partnership continues to actively market this Property for sale.

     During October 1996, the Partnership reached an agreement with an unaffiliated third party for the sale of the Talega Property. The sale was originally expected to close during 1996. However, at the prospective purchaser's request, the Partnership, its lender and the prospective purchaser subsequently agreed to extend the closing until April 1997. The closing of the sale is subject to the satisfaction of various conditions. The proceeds from such sale, if consummated, after payment of the unpaid real estate taxes on the Talega Property and certain past-due amounts and prorated items related to the bond financing and other assessments on the Talega Property (Note 12), would be paid to the Partnership's lender and applied against the outstanding principal balance on the Partnership's term loans. The sale, if consummated, would result in a gain for financial reporting purposes and a loss for Federal income tax purposes during 1997.

     Although there can be no assurance, the Partnership is currently working to dispose of all of its remaining assets during 1997. The Partnership's ability to dispose of all of its assets during 1997 is dependent upon, among other things, the Partnership closing on the sale of its Talega Property, as well as the Heathrow venture contracting for the sale, and closing the sale, of the shopping plaza at the Heathrow Community. It is expected that any proceeds from the sale or other disposition of such assets, in excess of the costs of sale and general and administrative expenses attributable thereto, will be paid to the lender or other creditors of the Partnership. In addition, the Partnership is currently involved in certain litigation, as discussed in Item 3. Legal Proceedings in this report, to which reference is hereby made. Upon completion of the sale of the Partnership's remaining assets, the Partnership expects to terminate. However, termination of the Partnership could be delayed until resolution (or other acceptable treatment) of the pending litigation. Holders of Interests should not expect to receive any future distributions from the Partnership.

     The possibility still remains that the lender may pursue its remedies under the credit facilities, including realizing upon substantially all of the Partnership's remaining assets, which are collateral security for the credit facilities. These issues raise substantial doubt about the Partnership's ability to continue as a going concern. If the Partnership is unable to continue as a going concern, it may be forced to dispose of its Properties in a manner that would realize less than would be realized under the current plan for an orderly disposition. If this were to occur, any proceeds received could be less than the current carrying values of the Properties, resulting in the recognition of additional losses by the Partnership. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Partnership has not generated the cash flow necessary and, as described above, does not have the available borrowing capacity to pay for all of the carrying costs relative to its Talega Property. As a result, at December 31, 1996, approximately $1.4 million of real estate taxes assessed on the Property remain unpaid and are included in Accrued expenses and other liabilities on the accompanying consolidated balance sheets at December 31, 1996. All unpaid real estate taxes owed by the Partnership will be paid by the Partnership with proceeds from the sale of the Talega Property, if consummated. Talega's carrying costs include assessments attributable to the debt service and other obligations related to the District and its tax-exempt bond financing, which the Partnership has utilized to construct certain on-site and off-site water and sewer infrastructure improvements. The details of this bond financing are discussed in detail in Note 12. The total of such carrying costs paid, excluding interest under the Partnership's credit facility, associated with this Property for the years ended December 31, 1996 and 1995 were approximately $351,000 and $6,336,000, respectively. These amounts do not include penalties and interest incurred on unpaid District assessments.
The reduction in the carrying costs paid in 1996 as compared to 1995 is due to the Partnership not having the funds to make the required debt service payments and other obligations related to the District and its tax exempt-exempt bond financing for 1996. As a result, Accrued expenses and other liabilities on the accompanying consolidated balance sheets include an approximate $7.1 million accrual reflecting the Partnership's obligation to the District, including penalties and interest incurred on unpaid District assessments. Certain of the Partnership's unpaid obligations to the District will be paid by the Partnership with the proceeds from the sale of Talega.

      The Partnership was obligated to pay the District approximately $6.7 million in June 1994 for assessments attributable to its share of the operating deficits of the District, payments related to the filtration plant and reservoir capacity, and principal and interest on the bonds for the District's fiscal year ended June 30, 1994. As mentioned above, given the Partnership's current financial condition, the Partnership did not have sufficient cash resources or available borrowing capacity to pay the June 1994 assessments to the District. As a result, on July 5, 1994, the District drew the entire amount of an $11.4 million letter of credit, which increased the total funded indebtedness of the Partnership under its credit facilities by $11.4 million. Of this amount, approximately $5.7 million represented additional collateral securing payments of assessments attributable to principal and interest due on the bonds in June 1995. As discussed in greater detail below, the Partnership contends that the draw on the letter of credit in July 1995 satisfied its requirement to pay assessments related to the June 1994 and June 1995 bond debt service obligations to the District.

     Although the District had expended all original bond proceeds on infrastructure improvements, bond reserves and other related offering costs, certain funds generated from the sale of District assets, which were improved using proceeds from the Partnership's bond financing, were held by the District in reserve accounts for the benefit of the Talega Property. The District has notified the Partnership that certain of their reserve accounts were invested through the Orange County Treasurer's Office. In light of the developments with Orange County, some of those investment funds may have been lost.

     The District has asserted a default by the Partnership, under a certain agreement between the Partnership and the District, for the Partnership's alleged failure to pay the June 1994 assessments of approximately $6.7 million. The District filed a lien on the Talega Property to secure the unpaid assessments and penalties and interest thereon in August 1994 and subsequently filed a notice of foreclosure for the Property. Under California Water District Code Law, the Partnership had a six-month period in which to cure any such default by the payment of these amounts. After the expiration of the six-month period without cure of an outstanding default, the unpaid assessments are delinquent and the District may seek to enforce its remedy with respect to the Talega Property, which would generally involve a sale of the Property by the local taxing authority to the District for the amount of unpaid assessments plus penalties and interest. The Partnership, as the owner of the Property, would have a right to redeem the Property during a three-year period following the sale of the Property to the District by paying all delinquent assessments plus penalties, interest and costs. During this period additional assessments would continue to be levied against the Property in the same manner as before and additional penalties and interest would accrue. After the end of the three-year period, the Partnership's right of redemption could be terminated upon execution and delivery to the District of a tax collector's deed to the Property. The Partnership contends that the draw on the letter of credit in July 1994 satisfied its requirement to pay assessments for the June 1994 and 1995 bond debt service obligations totaling approximately $11.4 million and, therefore, the Partnership is not in default as to these amounts. Considering the high level of bond indebtedness on the Talega Property, the reduced value of the Property and the funds currently on deposit in various reserve accounts for the bonds, the Partnership approached the District to discuss a plan of restructuring or partial defeasance of the bonds utilizing some of the reserve account funds to pay down the bonds and thereby reduce the level of indebtedness of the Property. However, the Partnership has not received a formal response from the District regarding this proposal. As discussed in Note 8, the Partnership has reached an agreement with an unaffiliated third party for the sale of its Talega Property. One condition of such sale is the satisfactory release of the Partnership's obligation under such bonds as well as under various agreements with the District, subject to the payment by the Partnership of certain past-due amounts and prorated items related to such bonds and other assessments. The payment of these items would be made from the proceeds of the sale of the Property.

     As stipulated in a management agreement with the Partnership, Arvida Company ("Arvida") provides development, construction, management and other personnel and services to the Partnership for all of its projects and operations. In accordance with this agreement, the Partnership reimburses Arvida for all of its out-of-pocket expenditures (including salary and salary-related costs). Pursuant to a requirement under the Partnership's credit facilities, a portion of the reimbursements paid to Arvida and to Arvida/JMB Partners, L.P., as well as portions of the Partnership's insurance and loan refinancing costs, incurred in 1992 and 1993 had been funded on the Partnership's behalf by advances from the General Partner.
As of April 30, 1993, the General Partner had advanced the total amount required under the terms of the credit facilities. Such advances, which do not bear interest, total approximately $4,609,400. The repayment of such advances is subordinated to the receipt by the Holders of Interests of certain levels of return, and therefore, is not expected to be made.

    In addition, prior to the sale of the remaining land, the country club and certain related assets within the Heathrow Community during June 1996, Arvida was entitled to receive a management fee in connection with providing development management services to the Heathrow venture. Cumulative management fees of approximately $3,005,000 and $2,793,000 have been earned through December 31, 1996 and 1995, respectively, the payment of which has been deferred. The ultimate payment of these management fees is not expected to be made as it is subordinated to certain levels of return to the Holders of Interests.

    Reference is made to Note 11 for further discussion of certain claims by Merrill Lynch for indemnification by the Partnership and its General Partner against losses and expenses suffered by Merrill Lynch relating to claims for arbitration against it by certain investors of the Partnership.

RESULTS OF OPERATIONS

     The results of operations, before writedowns of the carrying values of real estate inventories and property and equipment, for the years ending December 31, 1996, 1995 and 1994 are primarily attributable to the development and sale or operation of the Partnership's assets. See Note 1 for a discussion of the recognition of profit from sales of real estate.

     For the year ended December 31, 1996, the Partnership (including its consolidated ventures) closed on the sale of one housing unit, 20 homesites and the remaining land, the country club and certain related assets within the Partnership's Heathrow Community. This compares to closings for the year ended December 31, 1995 of 37 housing units, 146 homesites and the remaining land within the Partnership's Wesmere Community. Closings in 1994 were for 155 housing units, 268 homesites and approximately 56 acres of undeveloped and developed land. Outstanding contracts ("backlog") at December 31, 1996 consisted of the remaining land within the Partnership's Talega Community. This compares to a backlog at December 31, 1995 of one housing unit, nine homesites and the retail shopping plaza at the Partnership's Heathrow Community, the contract for which was subsequently terminated by the prospective purchaser. Backlog at December 31, 1994 consisted of 18 housing units and 10 homesites.





     Revenues from housing and homesite activities are recognized upon the closing of homes and developed lots, respectively, within the Partnership's Communities. Land and property revenues are generated from the closing of developed and undeveloped residential and/or commercial land tracts. Cost of revenues pertaining to the Partnership's housing sales reflect the cost of the acquired assets as well as development and construction expenditures, certain capitalized overhead costs, capitalized interest, real estate taxes and marketing and disposition costs. The costs related to the Partnership's homesite sales reflect the cost of the acquired assets, related development expenditures, certain capitalized overheads, capitalized interest and real estate taxes, and disposition costs. Land and property cost of revenues reflect the cost of the acquired assets, certain development costs and the related disposition costs.

     Housing revenues have been negatively impacted since 1994 due to the prohibition placed on the Partnership by its lender regarding the construction of new homes within the Partnership's Heathrow and Wesmere Communities, as discussed in Liquidity and Capital Resources above. During the year ended December 31, 1996, the Partnership closed on the remaining unit in its Heathrow Community. Due to the sale of the Partnership's Heathrow and Wesmere Communities in 1996 and 1995, respectively, as discussed above, no housing units remain in inventory as of December 31, 1996. Revenues for 1995 decreased as compared to 1994 due to the overall decrease in the number of units closed in the Heathrow and Wesmere Communities during 1995.

     Homesite revenues include amounts earned from the sale of developed lots within the Partnership's Communities. The decrease in homesite revenues for the year ended December 31, 1996 as compared to 1995 is due to a decrease in the availability of lots for sale at the Partnership's Heathrow and Atlanta Communities. The Partnership generated homesite revenues for the year ended December 31, 1996 from 20 lot closings within these Communities. Homesite revenues decreased for the year ended December 31, 1995 as compared to 1994 due in part to the absence of lot closings during 1995 in the Partnership's SouthRidge Lakes Community in Texas, which closed-out during 1994. Also contributing to the unfavorable variance was a reduction in lot closings in Heathrow. The development and sale of lots in Heathrow had been negatively impacted by the restrictions placed on the Partnership by its lender, as discussed in Liquidity and Capital Resources above. At December 31, 1996, three lots at the Partnership's Eagle Watch Community remain in inventory.

     The decline in the gross operating profit margin for the year ended December 31, 1996 as compared to 1995 is due primarily to the reduction in the number of closings of higher margin product at the Partnership's Heathrow Community. The decline in the gross operating profit margin for the year ended December 31, 1995 as compared to 1994 is due primarily to lower average sales prices generated for lots closed within the Partnership's Heathrow Community and its Rock Creek and Eagle Watch Communities in Atlanta in 1995.

     Land and property revenues are generated from the sale of developed and undeveloped residential and commercial land tracts. Land and property revenues for the year ended December 31, 1996 were generated primarily from the sale of the remaining land, the country club and certain related assets within the Partnership's Heathrow Community, as discussed above. Land and property revenues for the year ended December 31, 1995 represent the revenues generated from the sale of the remaining land in the Wesmere Community, which closed in November 1995. Land and property revenues for 1994 were generated from the sale of an approximate 39 acre commercial tract in the Partnership's Heathrow Community as well as an approximate 17 acre commercial tract in its SouthRidge Lakes Community.





     Operating properties represents the activity from the club operation, retail shopping plaza and cable operations at the Partnership's Heathrow Community. Revenues from operating properties decreased during 1996 as compared to 1995 due primarily to the June 1996 sale of the country club and cable operations within the Partnership's Heathrow Community, as discussed above.

     Brokerage and other operations represents activity from the sale of builders' homes within the Partnership's Communities, the resale of real estate inside and outside of the Partnership's Communities, and proceeds from the Partnership's property management activities. The continued decrease in brokerage revenues and cost of revenues since 1994 is due to a reduction in the number of closings of homes built by unaffiliated third-party builders within the Partnership's Communities due to lower levels of inventories offered for sale by third-party builders.

     Selling, general and administrative expenses include all marketing costs, with the exception of those costs capitalized in conjunction with the construction of housing units, and project and general administrative costs. These expenses are net of the marketing fee reimbursements received from third-party builders. Such costs continue to decrease as a direct result of the restrictions placed on development and construction by the Partnership's lender, and the Partnership's current financial condition.

     Writedowns of the carrying values of real estate inventories and property and equipment for the year ended December 31, 1994 include writedowns of approximately $20.6 million and $7.9 million to the carrying values of the Partnership's Heathrow and Wesmere Communities, respectively, as well as an approximate $2.7 million writedown to the carrying value of its retail shopping plaza at Heathrow. As discussed in detail above in Liquidity and Capital Resources, the Partnership, pursuant to a request by its lender during 1994, prepared a plan for the orderly disposition of its remaining assets. As a result, the Partnership recorded the above-mentioned writedowns of its carrying values of real estate inventories and property and equipment to reflect the estimated difference between the net realizable value of the Partnership's assets assuming the lender's acceptance of the proposed plan, as compared to the value of such assets assuming their build-out and sale in the Partnership's ordinary course of business.

     Due to the Partnership's inability to secure additional financing to continue the development of the Talega Property, this Property is recorded at its estimated fair value at December 31, 1996 and 1995. Fair value accounting assumes a bulk sale of the property in its current state of development under present market conditions. The 1994 writedown of the carrying values of real estate inventories and other assets includes a writedown of approximately $14.3 million to reduce the carrying value of the Partnership's Talega Property. This writedown was taken as a result of the continued deteriorating economic and market conditions and other factors which resulted in the decision not to proceed with Talega's future development, as well as the restrictions on the funding of development costs for Talega under the terms of the credit facilities and property specific factors. The fair value estimate at December 31, 1994 was at the lower end of a range of possible values. The low end of the range was recorded due to the continued uncertainties regarding the Talega Property, including issues related to its tax-exempt bond financing and defaults or alleged defaults with respect to payment of assessments to the District, as more fully described in Liquidity and Capital Resources above and in Notes 8 and 12. As a result of this writedown of the carrying value, the Partnership no longer has any recorded investment in the Talega Property.





     The decrease in interest and real estate taxes for the year ended December 31, 1996 as compared to 1995 is due primarily to an approximate $5.5 million adjustment recorded during 1996 to reduce real estate taxes related to the Talega Property. During the fourth quarter of 1996, the Partnership received correspondence from the District which indicated that the Partnership's obligation to the District had been reduced by proceeds from the sale of property previously improved by the District. Such improvements had been funded by the bond financing described in Note 12. The decrease in interest and real estate taxes for 1996 as compared to 1995 is also due to a decrease in the average amount of borrowings outstanding during the period. Interest and real estate taxes increased for the year ended December 31, 1995 as compared to 1994 due primarily to an increase in the interest rate charged on the Partnership's credit facility as discussed in Note 8, as well as a decrease in the amount of inventories which met the requirements for interest capitalization. Due to the development and construction restrictions placed on the Partnership by its lenders, only minimal amounts of inventories met such capitalization requirements during 1995. This unfavorable variance was partially offset by a reduction in the amount of real estate taxes incurred in 1995 as compared to 1994, as the Partnership continues to dispose of its inventories.






ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                     ARVIDA/JMB PARTNERS, L.P.-II
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES


                                 INDEX



Report of Independent Certified Public Accountants

Consolidated Balance Sheets, December 31, 1996 and 1995

Consolidated Statements of Operations for the years ended
  December 31, 1996, 1995 and 1994

Consolidated Statements of Changes in Partners'
  Capital Accounts (Deficits) for the years ended
  December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994

Notes to Consolidated Financial Statements


SCHEDULES NOT FILED:

     All schedules have been omitted as the required information is inapplicable, or the information is presented in the consolidated financial statements or related notes.


















                     REPORT OF ERNST & YOUNG LLP,
               INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Partners
Arvida/JMB Partners, L.P.-II:

We have audited the accompanying consolidated balance sheets of Arvida/JMB Partners, L.P.-II and Consolidated Ventures as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in partners' capital accounts (deficits), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arvida/JMB Partners, L.P.-II and Consolidated Ventures at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Arvida/JMB Partners,L.P.-II and Consolidated Ventures will continue as a going concern. The Partnership has incurred recurring operating losses and has a partners' deficit of $112.6 million at December 31, 1996. As more fully described in Notes 6, 8, and 12, the Partnership has ceased further development of its Talega Property, has failed to pay the outstanding balance due on December 30, 1994, which at December 31, 1996 is approximately $79 million, under its credit facilities and has not obtained waivers for events of default under its credit facilities. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts and timing of payments of liabilities that may result from the outcome of this uncertainty.





                                  ERNST & YOUNG LLP



Miami, Florida
February 21, 1997






                                        ARVIDA/JMB PARTNERS, L.P.-II
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS

                                         DECEMBER 31, 1996 AND 1995

                                                   ASSETS
                                                   ------
                                                                            1996             1995
                                                                        ------------     ------------

Cash and cash equivalents (note 4). . . . . . . . . . . . . . . . . .   $    181,623        1,387,313
Restricted cash (note 4). . . . . . . . . . . . . . . . . . . . . . .        955,077        2,552,834
Trade and other accounts receivable (net of allowance
  for doubtful accounts of $76,289 and $18,431 at
  December 31, 1996 and 1995, respectively) (note 5). . . . . . . . .        103,650        1,218,015
Real estate inventories (notes 2, 6, 8 and 12). . . . . . . . . . . .         57,598       10,766,333
Property and equipment, net (note 7). . . . . . . . . . . . . . . . .      2,701,441        6,404,217
Prepaid expenses and other assets (including security
  deposits totaling $636,211 and $618,066 at December 31,
  1996 and 1995, respectively). . . . . . . . . . . . . . . . . . . .        850,528        1,910,446
                                                                        ------------     ------------

          Total assets. . . . . . . . . . . . . . . . . . . . . . . .   $  4,849,917       24,239,158
                                                                        ============     ============




                                        ARVIDA/JMB PARTNERS, L.P.-II
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED


                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                            1996              1995
                                                                        ------------     ------------
Liabilities:
  Bank overdrafts . . . . . . . . . . . . . . . . . . . . . . . . . .   $     10,222          550,666
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .        129,281          450,129
  Deposits (note 4) . . . . . . . . . . . . . . . . . . . . . . . . .         33,700        1,121,423
  Accrued expenses and other liabilities (notes 8 and 12) . . . . . .     30,605,394       39,137,504
  Amounts due to affiliates (notes 3 and 10). . . . . . . . . . . . .      7,621,046        7,591,889
  Notes and mortgages payable (in default) (note 8) . . . . . . . . .     78,871,459      100,175,208
                                                                        ------------     ------------

Commitments and contingencies (notes 3, 8, 10, 11 and 12)

          Total liabilities . . . . . . . . . . . . . . . . . . . . .    117,271,102      149,026,819
                                                                        ------------     ------------

Partners' capital accounts (deficits) (note 9)
  General Partner and Associate Limited Partner:
     Capital contributions. . . . . . . . . . . . . . . . . . . . . .          2,000            2,000
     Cumulative net income (loss) . . . . . . . . . . . . . . . . . .     (8,448,354)      (5,809,930)
     Cumulative cash distributions. . . . . . . . . . . . . . . . . .       (246,771)        (246,771)
                                                                        ------------     ------------
                                                                          (8,693,125)      (6,054,701)
                                                                        ------------     ------------
  Holders of Interests (note 1):
     Capital contributions, net of offering costs . . . . . . . . . .    209,753,671      209,753,671
     Cumulative net loss. . . . . . . . . . . . . . . . . . . . . . .   (304,260,557)    (319,265,457)
     Cumulative cash distributions. . . . . . . . . . . . . . . . . .     (9,221,174)      (9,221,174)
                                                                        ------------     ------------
                                                                        (103,728,060)    (118,732,960)
                                                                        ------------     ------------
          Total partners' deficits. . . . . . . . . . . . . . . . . .   (112,421,185)    (124,787,661)
                                                                        ------------     ------------

          Total liabilities and partners' deficits. . . . . . . . . .   $  4,849,917       24,239,158
                                                                        ============     ============


           The accompanying notes are an integral part of these consolidated financial statements.




                                        ARVIDA/JMB PARTNERS, L.P.-II
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                            FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                           1996             1995            1994
                                                       ------------     ------------    ------------
Revenues:
  Housing . . . . . . . . . . . . . . . . . . . . .    $    140,810        6,203,400      25,345,666
  Homesites . . . . . . . . . . . . . . . . . . . .       1,243,074        7,436,745      15,430,776
  Land and property . . . . . . . . . . . . . . . .      20,286,616        4,250,000       3,087,690
  Operating properties. . . . . . . . . . . . . . .       3,315,655        5,289,574       5,172,836
  Brokerage and other operations. . . . . . . . . .         767,065        2,595,879       3,903,427
                                                       ------------     ------------    ------------
           Total revenues . . . . . . . . . . . . .      25,753,220       25,775,598      52,940,395
                                                       ------------     ------------    ------------

Cost of revenues:
  Housing . . . . . . . . . . . . . . . . . . . . .         336,186        5,440,703      22,540,279
  Homesites . . . . . . . . . . . . . . . . . . . .       1,075,568        5,785,737      11,057,430
  Land and property . . . . . . . . . . . . . . . .      14,115,847          442,363       1,855,343
  Operating properties. . . . . . . . . . . . . . .       3,023,179        5,399,440       5,071,582
  Brokerage and other operations. . . . . . . . . .         600,742        2,393,648       3,154,728
                                                       ------------     ------------    ------------

          Total cost of revenues. . . . . . . . . .      19,151,522       19,461,891      43,679,362
                                                       ------------     ------------    ------------

Gross operating profit. . . . . . . . . . . . . . .       6,601,698        6,313,707       9,261,033

Selling, general and administrative expenses
  (notes 3, 8 and 10) . . . . . . . . . . . . . . .       1,999,640        4,409,012       6,875,013
Writedowns of the carrying values of real estate
  inventories and property and equipment
  (notes 1, 7 and 8). . . . . . . . . . . . . . . .           --               --         45,529,415
                                                       ------------     ------------    ------------

          Net operating income (loss) . . . . . . .       4,602,058        1,904,695     (43,143,395)

Interest income . . . . . . . . . . . . . . . . . .          28,484          200,267         157,352
Interest and real estate taxes,
  net (notes 1, 8 and 12) . . . . . . . . . . . . .     (12,264,066)     (20,347,310)    (18,338,476)
                                                       ------------     ------------    ------------




                                        ARVIDA/JMB PARTNERS, L.P.-II
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                           1996             1995            1994
                                                       ------------     ------------    ------------

          Loss before extraordinary item. . . . . .      (7,633,524)     (18,242,348)    (61,324,519)

          Extraordinary item:
            Gain on early extinguishment
              of debt (note 8). . . . . . . . . . .      20,000,000            --              --
                                                       ------------     ------------    ------------

              Net income (loss) . . . . . . . . . .    $ 12,366,476      (18,242,348)    (61,324,519)
                                                       ============     ============    ============

          Income (loss) before extraordinary
            item per Interest . . . . . . . . . . .    $      64.05           (52.00)        (287.36)
                                                       ============     ============    ============

          Net income (loss) per Interest
            (note 1). . . . . . . . . . . . . . . .    $      64.05           (52.00)        (287.36)
                                                       ============     ============    ============



















           The accompanying notes are an integral part of these consolidated financial statements.




                                          ARVIDA/JMB PARTNERS, L.P.-II
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                   CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                  GENERAL PARTNER           HOLDERS
                                   AND ASSOCIATE              OF
                                  LIMITED PARTNER          INTERESTS             TOTAL
                                  ---------------        ------------        ------------

Capital accounts
  (deficits) at
  December 31, 1993 . . . . .         $(6,040,710)        (39,180,084)        (45,220,794)

Net income (loss) . . . . . .           6,040,710         (67,365,229)        (61,324,519)
                                      -----------        ------------        ------------

Capital accounts
  (deficits) at
  December 31, 1994 . . . . .               --           (106,545,313)       (106,545,313)

Net loss. . . . . . . . . . .          (6,054,701)        (12,187,647)        (18,242,348)
                                      -----------        ------------        ------------
Capital accounts
  (deficits) at
  December 31, 1995 . . . . .          (6,054,701)       (118,732,960)       (124,787,661)

Net income (loss) . . . . . .          (2,638,424)         15,004,900          12,366,476
                                      -----------        ------------        ------------
Capital accounts
  (deficits) at
  December 31, 1996 . . . . .         $(8,693,125)       (103,728,060)       (112,421,185)
                                      ===========        ============        ============






             The accompanying notes are an integral part of these consolidated financial statements.




                                        ARVIDA/JMB PARTNERS, L.P.-II
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                            FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                           1996             1995            1994
                                                       ------------     ------------    ------------
Net income (loss) . . . . . . . . . . . . . . . . .    $ 12,366,476      (18,242,348)    (61,324,519)

Charges (credits) to net income (loss) not
 requiring (providing) cash:
   Amortization . . . . . . . . . . . . . . . . . .          73,032          538,616       2,342,485
   Provision for doubtful accounts. . . . . . . . .          98,975          (14,522)         28,576
   (Gain) loss on sale of property and equipment. .       1,866,865           (2,702)         (6,000)
   Writedowns of the carrying values of
    real estate inventories and property
    and equipment (notes 1, 7 and 8). . . . . . . .           --               --         45,529,415
   Extraordinary gain on early extinguishment
    of debt . . . . . . . . . . . . . . . . . . . .     (20,000,000)           --              --
Changes in:
   Restricted cash. . . . . . . . . . . . . . . . .       1,597,757       (2,348,639)        334,300
   Trade and other accounts receivable. . . . . . .       1,015,390          193,373         544,578
   Real estate inventories:
     Additions to real estate inventories . . . . .      (4,818,866)      (1,003,367)    (26,408,127)
     Cost of revenues . . . . . . . . . . . . . . .      15,527,601       11,668,803      35,453,052
     Capitalized real estate taxes. . . . . . . . .           --             (51,688)       (159,395)
     Capitalized interest . . . . . . . . . . . . .           --            (279,639)     (1,591,932)
   Prepaid expenses and other assets. . . . . . . .         986,886        3,045,175      (2,785,827)
   Accounts payable, accrued expenses
    and other liabilities . . . . . . . . . . . . .      11,147,042       15,529,990       4,803,311
   Deposits . . . . . . . . . . . . . . . . . . . .      (1,087,723)         (66,580)       (614,397)
   Amounts due to affiliates. . . . . . . . . . . .          29,157          593,847         630,034
                                                       ------------     ------------    ------------

          Net cash provided by (used in)
            operating activities. . . . . . . . . .      18,802,592        9,560,319      (3,224,446)
                                                       ------------     ------------    ------------

Investing activities:
  Acquisitions of property and equipment. . . . . .           --            (180,641)       (198,522)
  Proceeds from disposals of property and equipment       1,835,911            2,702           6,000
                                                       ------------     ------------    ------------
          Net cash provided by (used in)
            investing activities. . . . . . . . . .       1,835,911         (177,939)       (192,522)
                                                       ------------     ------------    ------------




                                        ARVIDA/JMB PARTNERS, L.P.-II
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                           1996             1995            1994
                                                       ------------     ------------    ------------
Financing activities:
  Proceeds from notes and mortgages payable . . . .           --               --         12,134,466
  Payments of notes and mortgages payable . . . . .     (21,303,749)     (16,803,614)     (5,148,279)
  Repayments of bank overdrafts, net. . . . . . . .        (540,444)        (717,724)        (65,491)
                                                       ------------     ------------    ------------
          Net cash provided by (used in)
            financing activities. . . . . . . . . .     (21,844,193)     (17,521,338)      6,920,696
                                                       ------------     ------------    ------------
Increase (decrease) in cash and
  cash equivalents. . . . . . . . . . . . . . . . .      (1,205,690)      (8,138,958)      3,503,728
Cash and cash equivalents,
  beginning of year . . . . . . . . . . . . . . . .       1,387,313        9,526,271       6,022,543
                                                       ------------     ------------    ------------
Cash and cash equivalents,
  end of year . . . . . . . . . . . . . . . . . . .    $    181,623        1,387,313       9,526,271
                                                       ============     ============    ============
Supplemental disclosure for cash flow information:
  Cash paid for mortgage and other interest,
    net of amounts capitalized. . . . . . . . . . .    $      --               --          2,366,749
                                                       ============     ============    ============
  Non-cash investing and financing activities . . .    $      --               --              --
                                                       ============     ============    ============

















           The accompanying notes are an integral part of these consolidated financial statements.




                     ARVIDA/JMB PARTNERS, L.P.-II
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  OPERATIONS AND BASIS OF ACCOUNTING

     Operations

     The Partnership's Properties consist principally of interests in land developed or planned for development into master-planned residential communities. The Partnership had principally been engaged in the development of comprehensively planned, primary and secondary home Communities containing a diversified product mix designed for the various markets in which the Partnership operates. Reference is made to note 8 for further discussion of the current plan for disposition of the Partnership's remaining assets.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Partnership and its consolidated ventures. All material intercompany balances and transactions have been eliminated in consolidation.

     Recognition of Profit from Sales of Real Estate

     For sales of real estate, profit is recognized in full when the collectibility of the sales price is reasonably assured and the earnings process is virtually complete. When the sale does not meet the require-ments for recognition of income, profit is deferred until such requirements are met.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported or disclosed in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Real Estate Inventories and Cost of Real Estate Revenues

     The majority of the Partnership's real estate inventories, with the exception of the Talega Community, are carried at the lower of carrying amount or fair value less costs to sell as determined through an evaluation of individual projects. Prior to the adoption of Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which was issued by the Financial Accounting Standards Board ("FASB") in March 1995 and effective January 1, 1995, adjustments to book value, as they became necessary, were reported in the period in which they became known. Reference is made to notes 6 and 7 for a detailed discussion of writedowns of the carrying values of real estate inventories and property and equipment recorded for the year ended December 31, 1994. No additional writedowns were recorded during 1996 and 1995. In addition, due to the Partnership's inability to secure additional financing to continue the development of its Talega Community, this Property is recorded at its fair value at December 31, 1996 and 1995. Fair value accounting assumes a bulk sale of the property in its current state of development under present market conditions. The fair value estimate at December 31, 1996 and 1995 is at the lower end of a range of possible values. The low end of the range was recorded due to the continued uncertainties regarding the Talega Property, including issues related to its tax-exempt bond financing and defaults or alleged defaults with respect to payment of assessments to the Santa Margarita Water District (the "District"), as more fully described in notes 8 and 12. As a result of the writedowns of the carrying value, the Partnership no longer has any recorded investment in the Talega Property. The total cost of land, land development and common costs were apportioned among the projects on the relative sales value method. Costs pertaining to the Partnership's housing, homesites and land and property revenues reflect the cost of the acquired assets, as well as development, construction, capitalized interest and real estate taxes and capitalized overheads. Certain marketing costs relating to housing projects, including exhibits and displays, were capitalized and charged to housing cost of revenues as sales of related units were closed. A warranty reserve was provided as sales of housing units were closed. This reserve is reduced by the cost of subsequent work performed.

     Capitalized Interest and Real Estate Taxes

     Interest and real estate taxes are capitalized as incurred to qualifying assets, principally real estate inventories. Such capitalized interest and real estate taxes are charged to cost of revenues as revenue from real estate inventories is recognized. Interest, including the amortization of loan fees, of $10,294,290, $13,416,110 and $11,903,211 was incurred for the years ended December 31, 1996, 1995 and 1994, respectively, of which $0, $279,639 and $1,591,932 was capitalized. Interest payments, including amounts capitalized, totaling $0, $0 and $3,958,681 were made for the years ended December 31, 1996, 1995 and 1994, respectively. The Partnership has not made the required monthly interest payments on its credit facility since September 1994.

     Real estate taxes of $1,969,776, $7,262,527 and $8,186,592 were incurred for the years ended December 31, 1996, 1995 and 1994, respectively, of which $0, $51,688 and $159,395 were capitalized. Real estate tax payments of $524,024, $484,409 and $12,135,892 were made for the years ended December 31, 1996, 1995 and 1994, respectively. During 1996 and 1995, the Partnership received $68,443 and $625,142, respectively of real estate tax refunds (not included in the real estate tax payments reported above) in connection with previously contested property taxes related to the Partnership's Talega Property. The decrease in real estate taxes for the year ended December 31, 1996 as compared to 1995 is due primarily to an approximate $5.5 million adjustment recorded during 1996 to reduce real estate taxes related to the Talega Property. During the fourth quarter of 1996, the Partnership received correspondence from the District which indicated that the Partnership's obligation to the District had been reduced by proceeds from the sale of property previously improved by the District. Such improvements had been funded by the bond financing described in note 12. The decrease in real estate taxes incurred for the year ended December 31, 1995 as compared to 1994 is due to the decrease in the District tax assessments at the Partnership's Talega Community. The decrease in real estate taxes paid for the year ended December 31, 1995 as compared to 1994 is due to the pre-payment of the June 1995 assessments in July 1994 as a result of a draw down by the District of the Partnership's letter of credit collateralizing payment of such assessments. Reference is made to notes 8 and 12 for further discussion regarding these assessments. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities and operating properties as these taxes are included in cost of revenues for operating properties.

     Property and Equipment and Other Assets

     Property and equipment and other assets, subject to impairment considerations (note 13), are carried at cost less accumulated depreciation and amortization. Prior to the adoption of Statement No. 121 in 1996, property and equipment were depreciated on the straight-line method over the estimated useful lives of the assets, which range from three to 25 years. In accordance with Statement No. 121, the Partnership has discontinued recording depreciation on assets held for disposal. Other assets are amortized on the straight-line method over the useful lives of the assets, which range from one to five years. Expenditures for maintenance and repairs are charged to expense as incurred. Costs of major renewals and improvements which extend useful lives are capitalized. Provisions for value impairment are recorded with respect to such assets whenever the estimated future undiscounted cash flows from operations and projected sales proceeds are less than the net carrying value. Reference is made to notes 6 and 7 for a discussion of writedowns of the carrying values of real estate inventories and property and equipment recorded for the years ended December 31, 1995 and 1994. Amortization of other assets, excluding loan fees, of approximately $73,000, $119,000 and $142,000 was recorded for the years ended December 31, 1996, 1995 and 1994, respectively. Amortization of loan fees, which is included in interest expense, of approximately $0, $0 and $1,648,000 was recorded for the years ended December 31, 1996, 1995 and 1994, respectively.

     Partnership Records

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments where applicable to reflect the Partnership's accounts in accordance with GAAP and to consolidate the accounts of the ventures as described above. Such GAAP and consolidation adjustments are not reflected on the records of the Partnership. The net effect of these items is summarized as follows:







                                                    1996                              1995
                                     ------------------------------    ------------------------------
                                       GAAP BASIS         TAX BASIS       GAAP BASIS       TAX BASIS
                                      ------------      -----------      ------------     -----------

Total assets. . . . . . . . . . . .   $  4,849,917      263,097,617       24,239,158     281,631,438
Partners' capital accounts
 (deficits):
  General and Associate
   Limited Partner. . . . . . . . .     (8,693,125)           --          (6,054,701)          --
  Holders of Interests. . . . . . .   (103,728,060)     103,022,213     (118,732,960)    111,638,592
Net income (loss):
  General and Associate
   Limited Partner, net . . . . . .     (2,638,424)           --          (6,054,701)          --
  Holders of Interests. . . . . . .     15,004,900       (8,616,379)     (12,187,647)    (22,908,647)
Net income (loss) per
  Interest. . . . . . . . . . . . .          64.05           (36.79)          (52.00)         (97.76)
                                       ===========     ============    =============   =============





     Reference is made to note 9 for further discussion of the allocation of profits and losses to the General Partner, Associated Limited Partner and Holders of Interests.

     The net income (loss) per Interest is based upon the average number of Interests outstanding during the period.

     Reclassifications

     Certain reclassifications have been made to the 1995 and 1994 consolidated financial statements to conform with the 1996 presentation.

     Income Taxes

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.


(2)  INVESTMENT PROPERTIES

     At December 31, 1996, the Partnership's assets include completed inventories, commercial properties, and brokerage and other ancillary operations. The development of the Talega Property has ceased due to the Partnership's inability to secure financing for its further development and the weak economic and market conditions in Orange County, California.

     Reference is made to notes 6 and 7 for a detailed discussion of writedowns of the carrying values of real estate inventories and property and equipment recorded for the year ended December 31, 1994.


(3)  VENTURE AGREEMENT - HEATHROW

     The Partnership is the managing general partner in the limited partnership which was the developer/owner of the Heathrow Community, prior to the sale during June 1996 of the remaining land, the country club and certain related assets within the Heathrow Community. The Heathrow venture agreement provides that the Partnership would receive distributions of cash flow from the Heathrow project equal to a cumulative, compounded preferred return on its capital contribution, plus the return of its capital contribution, with all remaining cash flow expected to be distributable 75% to the Partnership and 25% to the venture partner, who is the prior developer/owner of Heathrow.

     Arvida Company ("Arvida") had previously entered into a development management agreement with the prior owner of Heathrow to provide development management services with respect to the Heathrow Property for an annual fee equal to the greater of (i) approximately $470,000 or (ii) 10% of the excess, if any, of cash receipts (which include sale and financing proceeds) for such period over cash expenditures (excluding the manager's fee). Arvida continued to provide such development management services to the Heathrow Partnership pursuant to the agreement through June 1996; however, as the managing partner of the Heathrow Partnership, the Partnership retained control over major decisions affecting the Property. For the year ended December 31, 1996, management fees of approximately $212,200 had been earned, the payment of which has been deferred. For each of the years ended December 31, 1995 and 1994, management fees of approximately $468,800 had been earned, the payment of which has also been deferred. The cumulative amount of such deferred fees as of December 31, 1996 is approximately $3,005,200. Such deferred fees do not bear interest and remain payable. The ultimate payment of these management fees is not expected to be made as it is subordinated to certain levels of return to the Holders of Interests.





(4)  CASH, CASH EQUIVALENTS AND RESTRICTED CASH

     Cash and cash equivalents may consist of U.S. Government obligations with original maturities of three months or less, money market demand accounts and repurchase agreements, the cost of which approximate market value. The decrease in Cash and cash equivalents at December 31, 1996 as compared to December 31, 1995 is due primarily to principal paydowns which were applied to the outstanding balance on one of the Partnership's term loans. Included in Restricted cash at December 31, 1996 is approximately $955,100 remaining from the original $3 million which was deposited into a restricted collateral account in March 1995 pursuant to an agreement between the Partnership and its lender, as well as the balance of amounts restricted under various escrow agreements. Reference is made to note 8 for a further discussion of the agreement entered into between the Partnership and its lender. There are no treasury bills or other short-term investments with original maturity dates of three months or less included in Cash and cash equivalents as of December 31, 1996 and 1995. Credit risk associated with cash, cash equivalents and restricted cash is considered low due to the high quality of the financial institutions in which these assets are held.


(5)  TRADE AND OTHER ACCOUNTS RECEIVABLE

     At December 31, 1996 and 1995, Trade and other accounts receivable consisted primarily of operating receivables which resulted from the normal course of operations. The decrease in Trade and other accounts receivable at December 31, 1996 as compared to 1995 is due to the sale of the Partnership's club operation within the Heathrow Community in June 1996.


(6)  REAL ESTATE INVENTORIES

     Real estate inventories at December 31, 1996 and 1995 consist of completed inventory.

     Due to the restrictions placed on future development and construction by the Partnership's lender, as discussed in detail in note 8, and the Partnership's intention to sell its remaining inventory in its current stage of development, remaining real estate inventories have been classified as completed inventory at December 31, 1996 and 1995.

     Writedowns of the carrying values of real estate inventories and property and equipment for the year ended December 31, 1994 includes writedowns of approximately $20.6 million and $7.9 million to the carrying values of the Partnership's Heathrow and Wesmere Communities, respectively.

As discussed in detail in note 8, the Partnership, pursuant to a request by its lender, prepared a plan for the orderly disposition of its remaining assets (other than the Talega Property). As a result, the Partnership recorded the above-mentioned writedowns of its carrying values of real estate inventories to reflect the estimated difference between the net realizable value of the Partnership's assets assuming the lender's acceptance of the proposed plan, as compared to the net realizable value of such assets assuming their build-out and sale in the Partnership's ordinary course of business at such time.

     Real estate inventories at December 31, 1994 were reduced by writedowns of the carrying value of the Partnership's Talega Property of approximately $14.3 million. This writedown was taken as a result of the deteriorating economic and market conditions and other factors, as well as the restrictions on the funding of its development costs under the terms of the credit facilities as more fully discussed in note 8. Due to the uncertainty surrounding the Partnership's ability to secure additional financing to develop Talega, this Property is recorded at its estimated fair value at December 31, 1996 and 1995. Fair value accounting assumes a bulk sale of the property in its current stage of development under present market conditions. The fair value estimate at December 31, 1996 and 1995 is at the lower end of a range of possible values. The low end of the range was recorded due to the continued uncertainties regarding the Talega Property, including issues related to its tax-exempt bond financing and defaults or alleged defaults with respect to payment of assessments to the District, as more fully described in notes 8 and 12. As a result of the writedowns of the carrying value, the Partnership no longer has any recorded investment in the Talega Property.

     Reference is made to note 13 for a discussion regarding the impairment of long-lived assets.

(7)  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1996 and 1995 are summarized as follows:
                                            1996           1995
                                        ------------    ----------

     Land . . . . . . . . . . . . . . .  $   289,279       693,577
     Land improvements. . . . . . . . .        --        1,124,947
     Buildings. . . . . . . . . . . . .    4,106,232     6,488,077
     Equipment and furniture. . . . . .       28,091     1,274,379
     Construction in progress . . . . .        --          291,920
                                         -----------   -----------
          Total . . . . . . . . . . . .    4,423,602     9,872,900
          Accumulated depreciation. . .   (1,722,161)   (3,468,683)
                                         -----------   -----------
          Property and equipment, net .  $ 2,701,441     6,404,217
                                         ===========   ===========

     Writedowns of the carrying values of real estate inventories and property and equipment for the year ended December 31, 1994 include a writedown of approximately $2.7 million to the carrying value of the Partnership's retail shopping plaza at Heathrow. As discussed in detail in note 8, the Partnership, pursuant to a request by its lender during 1994, prepared a plan for the orderly disposition of its remaining assets (other than the Talega Property). As a result, the Partnership recorded the above-mentioned writedown to reflect the estimated difference between the net realizable value of the shopping plaza assuming the lender's acceptance of the proposed plan, as compared to the net realizable value of such asset assuming its sale in the Partnership's ordinary course of business.

     Depreciation expense of approximately $419,400 and $552,600 was recorded for the years ended December 31, 1995 and 1994, respectively. In conjunction with the provisions of FASB Statement No. 121, (note 13), no depreciation expense was recorded in 1996.

     Reference is made to note 13 for a discussion regarding the impairment of long-lived assets.

(8)  NOTES AND MORTGAGES PAYABLE (IN DEFAULT)

     Notes and mortgages payable (in default) at December 31, 1996 and 1995 are summarized as follows:

                                            1996           1995
                                        ------------    ----------
Term loan credit facility of
 $52,500,000, bearing interest
 at approximately 9.75% and 10.0%
 at December 31, 1996 and 1995,
 respectively . . . . . . . . . . . . .  $11,420,548    21,745,868

Term loan credit facility of
 $67,500,000, bearing interest
 at approximately 10.25% and 10.50%
 at December 31, 1996 and 1995,
 respectively . . . . . . . . . . . . .   55,967,084    66,921,709




                                            1996           1995
                                        ------------    ----------
Revolving line of credit of
 $14,301,839, bearing interest
 at approximately 9.75% and 10.0%
 at December 31, 1996 and 1995,
 respectively . . . . . . . . . . . . .   11,483,827    11,483,827
Other notes and mortgages payable . . .        --           23,804
                                         -----------   -----------

      Total Notes and Mortgages
        Payable (In Default). . . . . .  $78,871,459   100,175,208
                                         ===========   ===========

     The Partnership's credit facilities consist of a $52.5 million term loan, a $67.5 million term loan, a revolving line of credit of approximately $14.3 million and approximately $4.3 million of outstanding letters of credit securing performance obligations of the Partnership. There is also a $5 million letter of credit facility which secures performance obligations of the Partnership. Availability under such facility is reduced to the extent there are performance letters of credit outstanding under the Partnership's credit facility. The term loans, the revolving line of credit and the letter of credit facilities matured on December 30, 1994. However, the Partnership did not have the funds to pay off the balances outstanding under the credit facilities.

     Prior to the maturity of the credit facilities on December 30, 1994, the loans carried varying rates of interest based, at the Partnership's option, on the Inter-Bank Offering Rate ("IBOR") plus 3.25% to 3.75% per annum or on the lender's reference rate plus 1.5% to 2.0% per annum. Due to its inability to pay off the balances outstanding under the credit facilities at the maturity date, the Partnership began accruing interest on all of the loans at the post maturity rate of prime plus 3.25% per annum, effective December 31, 1994, as specified in the credit facility agreement.

For the year ended December 31, 1996, the effective interest rate for the combined term loans and the revolving line of credit facility was approximately 11.5% per annum. Interest on the facilities was payable monthly, with the exception of interest on a portion of the $67.5 million term loan, which accrued and was payable on the maturity date. The Partnership has not made the required interest payments on its credit facilities since September 1994. The amount of interest which remains payable at December 31, 1996 totals approximately $16.8 million.

     The Partnership was required to pay the lenders certain commitment and administration fees, as well as all closing costs relating to these facilities. Loan fees incurred in connection with the Partnership's credit facilities were capitalized and had been completely amortized to interest expense as of December 31, 1994.

     The credit facilities contain significant restrictions with respect to payment of distributions to partners and the use of excess net cash flow, require the maintenance of various established loan-to-value ratios, prohibit the incurrence of additional indebtedness without the lenders' consent, require the General Partner and its affiliates to defer certain reimbursements of costs and fees (see note 10), and prohibit the use of the facilities to fund future development of the Partnership's Talega Property beyond certain identified carrying costs during the term of the facilities, in addition to other restrictions and provisions.

     The Partnership's $67.5 million term loan has a certain loan-to-value covenant relative to the Partnership's Talega Property. Based upon an independent appraisal of Talega dated December 31, 1993, which was prepared on behalf of the Partnership's lender, the Partnership has not been in compliance with this covenant. On March 4, 1994, pursuant to the terms of this loan-to-value covenant, the Partnership received a notice of default from its lender. The Partnership was required to make a term loan payment, including accrued interest, of approximately $59 million in order to cure this default. The Partnership did not have the funds to make such payment.




     During 1994, the Partnership had attempted to negotiate a restructuring of its credit facilities with its lender to, among other things, obtain additional borrowing capacity for the development of new phases of land and housing inventories at certain of its Communities. However, the Partnership was unable to obtain such a restructuring.

     The Partnership's $67.5 million term loan has a certain loan-to-value covenant relative to the Partnership's Talega Property. Based upon independent appraisals of Talega as of December 31, 1993 and 1994, which were prepared on behalf of the Partnership's lender, the Partnership has not been in compliance with this covenant. On March 4, 1994, pursuant to the terms of this loan-to-value covenant, the Partnership received a notice of default from its lender. The Partnership was required to make a term loan payment, including accrued interest, of approximately $59 million in order to cure this default. The Partnership did not have the funds to make such payment.

     In September 1994, the lender informed the Partnership that it would not advance any funds for the construction of additional homes by the Partnership which were not under construction or under contract for sale by October 1994 and would not advance funds for the development of land parcels or homesites not fully developed or in process by October 1994, unless and until the lender and the Partnership agreed to a plan for the disposition of the Partnership's remaining assets. The two Communities in which the Partnership had been building homes were Heathrow and Wesmere. The restriction on the construction of new homes by the Partnership did not prohibit it from selling to third-party builders, land parcels or homesites that were either fully developed or in process, and did not prevent the construction and sale of homes by such builders in the Heathrow and Wesmere Communities. However, the uncertainty surrounding the future availability of partially or fully developed homesites, as well as the uncertainty of maintaining a sales and marketing program within these Communities, affected the construction and sale of homes by such builders.

     Proceeds from the sales of housing units, homesites, land parcels and other collateral securing the credit facilities, net of brokerage commissions and certain other customary selling expenses are to be delivered to the lender to be applied against the outstanding principal balance on one of the term loans. Through December 31, 1996, the Partnership has remitted proceeds totaling approximately $40.2 million from sales made after becoming subject to this requirement in September 1994.

     Pursuant to a request by the Partnership's lender during 1994, the Partnership prepared a plan for the orderly disposition of its remaining assets (other than the Talega Property) for its lender's review and approval. While the duration of such orderly disposition was expected to be within a certain range of time, the plan assumed the Partnership would complete the construction and development of housing and homesite projects that had already commenced within the Heathrow and Wesmere Communities, and sell those products within two years from the commencement of the plan. In addition, the plan assumed the Partnership would complete the general development necessary to prepare the remaining parcels in those Communities for sale, as well as sell related assets in the Heathrow Community, to unaffiliated third-party purchasers within the two-year period. The accompanying consolidated financial statements reflect writedowns of the carrying values of real estate inventories and property and equipment which were recorded during 1994 totaling approximately $31.2 million to reflect the estimated difference between the net realizable value of the Partnership's assets under the 1994 proposed plan, as compared to the net realizable value of such assets assuming their build-out and sale in the Partnership's ordinary course of business at such time.





     In March 1995, the Partnership and its lender entered into Forbearance Agreements pursuant to which, among other things, approximately $2.3 million was applied to the outstanding principal balance of one of the Partnership's term loans and $3 million was deposited in a restricted collateral account to pay direct operational costs and general and administrative expenses of the Partnership's limited operations, subject to the approval of the lender of such costs and expenses and its continued forbearance from the exercise of its other remedies under the credit facility agreements. An additional $0.2 million was paid to the lender to fund certain legal fees, appraisal costs and construction services which were expenses of the Partnership. Such amounts were funded out of sales proceeds previously withheld by the Partnership.

     In September 1995, the Partnership's lender informed the Partnership that it would not accept the proposed plan for the orderly disposition of its remaining assets (other than the Talega Property). The lender asked the Partnership to prepare a new shorter term plan for the sale of the assets which included, among other things, a reduction of proposed development and general and administrative expenses. On October 31, 1995, the Partnership and its lender reached an agreement to amend the March 1995 Forbearance Agreements agreeing to, among other things, a new plan whereby the Partnership would attempt to sell its remaining assets (other than the Talega Property) in accordance with set minimum sales prices for each of the assets over the course of a six-month period with payment of certain operational, development and marketing costs to be made out of available funds in the restricted collateral account. The agreement is subject to the lender's continued forbearance from the exercise of its remedies under the credit facilities and its right to cease funding costs not yet then incurred. The expected disposition of assets in accordance with the new six-month plan did not result in any additional writedowns of the carrying values of real estate inventories and property and equipment.

     During November 1995, the Partnership closed on the sale of the remaining land within its Wesmere Community to an unaffiliated third party for a sales price of approximately $4.25 million. In addition, the seller reimbursed the Partnership at closing for certain prepaid impact fees which had been paid by the Partnership. Such fees totaled approximately $1 million. The net proceeds from such sale were paid to the Partnership's lender and applied against the outstanding principal balance on one of the Partnership's term loans. The sale resulted in a gain for financial reporting purposes and a loss for Federal income tax purposes.

     During June 1996, the Heathrow joint venture, in which the Partnership is the managing general partner, closed on the sale of the remaining land, the country club and certain related assets within the Partnership's Heathrow Community. This transaction is reflected in Land and property operations on the accompanying consolidated statements of operations. This sale is the primary cause for various significant changes on the accompanying consolidated balance sheets at December 31, 1996 as compared to December 31, 1995 and on the accompanying consolidated statements of Operations for the year ended December 31, 1996 as compared to 1995. The net proceeds from this sale, after prorations and closing costs, of approximately $18.4 million were paid to the Partnership's lender and applied against the outstanding principal balances on both of the Partnership's term loans. The sale resulted in a gain for financial reporting purposes and a loss for Federal income tax purposes in 1996.

     During September 1996, the Partnership and its lender agreed to another amendment of the March 1995 Forbearance Agreement agreeing to, among other things, a revised plan whereby the Partnership would sell its remaining assets by no later than March 31, 1997. Upon the execution of the amended agreement, the Partnership's lender agreed to forgive, waive and cancel a portion of the unpaid interest on the Partnership's credit facilities in the aggregate amount of $20 million, of which $2 million was allocated to interest on the revolving line of credit and $18 million was allocated to one of the term loans. The forgiveness of this interest is reflected as an Extraordinary gain on the accompanying consolidated statements of operations for the year ended December 31, 1996, and is the primary cause for the decrease in Accrued expenses and other liabilities on the accompanying consolidated balance sheets at December 31, 1996 as compared to December 31, 1995. The amended agreement also includes the forgiveness, by the Partnership's lender, of any remaining outstanding principal balance and accrued interest on the Partnership's credit facilities upon the satisfaction of certain specified conditions, including, among other things, the sale of the Partnership's remaining real estate assets at specified minimum prices, the payment of the net proceeds from such sales to the Partnership's lender, and the assignment of any other net assets of the Partnership to the lender. However, the lender's obligations under such agreement terminated March 31, 1997.

     The Partnership and its lender are currently negotiating the terms of another amendment to the March 1995 Forbearance Agreement which would include, among other things, an extension of the existing plan whereby the Partnership would sell its remaining assets by no later than June 30, 1997.

The Partnership currently anticipates that such amendment will also include the forgiveness, by the Partnership's lender, of any remaining outstanding principal balance and accrued interest on the Partnership's credit facilities, upon the satisfaction of certain specified conditions, including, among other things, the sale of the Partnership's remaining real estate assets at specified minimum prices, the payment of the net proceeds from such sales to the Partnership's lender, and the assignment of any other net assets of the Partnership to the lender. Such forgiveness of principal and interest would result in an extraordinary gain for financial reporting purposes.

     During April 1996, the Partnership entered into a non-binding letter of intent with an unaffiliated third party for the sale of the retail shopping plaza at its Heathrow Community. This letter of intent subsequently expired by its terms without the sale of the shopping plaza being consummated. The Partnership continues to actively market this Property for sale.

     During October 1996, the Partnership reached an agreement with an unaffiliated third party for the sale of the Talega Property. The sale was originally expected to close during 1996. However, at the prospective purchaser's request, the Partnership, its lender and the prospective purchaser subsequently agreed to extend the closing until April 1997. The closing of the sale is subject to the satisfaction of various conditions. The proceeds from such sale, if consummated, after payment of the unpaid real estate taxes on the Talega Property and certain past-due amounts and prorated items related to the bond financing and other assessments on the Talega Property, would be paid to the Partnership's lender and applied against the outstanding principal balance on the Partnership's term loans. The sale, if consummated, would result in a gain for financial reporting purposes and a loss for Federal income tax purposes during 1997.

     Although there can be no assurance, the Partnership is currently working to dispose of all of its remaining assets during 1997. The Partnership's ability to dispose of all of its assets during 1997 is dependent upon, among other things, the Partnership closing on the sale of its Talega Property, as well as the Heathrow venture contracting for the sale, and closing the sale, of the shopping plaza at the Heathrow Community. It is expected that any proceeds from the sale or other disposition of such assets, in excess of the costs of sale and general and administrative expenses attributable thereto, will be paid to the lender or other creditors of the Partnership. In addition, the Partnership is currently involved in certain litigation, as discussed in Item 3. Legal Proceedings in this report, to which reference is hereby made. Upon disposition of its remaining assets, or if the Partnership determines the plan is no longer viable or lacks sufficient funds for maintaining the affairs of the Partnership, the Partnership would then proceed to terminate its affairs. However, termination of the Partnership could be delayed until resolution (or other acceptable treatment) of the pending litigation. Holders of Interests should not expect to receive any future distributions from the Partnership.

     The possibility still remains that the lender may pursue its remedies under the credit facilities, including realizing upon substantially all of the Partnership's remaining assets, which are collateral security for the credit facilities. These issues raise substantial doubt about the Partnership's ability to continue as a going concern. If the Partnership is unable to continue as a going concern, it may be forced to dispose of its Properties in a manner that would realize less than would be realized under the current plan for an orderly disposition. If this were to occur, any proceeds received could be less than the current carrying values of the Properties, resulting in the recognition of additional losses by the Partnership. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(9)  PARTNERSHIP AGREEMENT

     Pursuant to Section 4.2A of the Partnership Agreement, subject to Sections 4.2C and 4.2F (described below), profits or losses of the Partnership generally will be allocated as follows: (i) profits will be allocated such that the General Partner and the Associate Limited Partner will be allocated profits equal to the amount of cash flow distributed to them for such fiscal period, except that the General Partner shall be allocated at least 1% of profits, and the Holders of Interests shall be allocated the remaining profits and (ii) losses will be allocated 1% to the General Partner, 1% to the Associate Limited Partner and 98% to the Holders of Interests.

     For tax and financial reporting purposes, subject to Sections 4.2C and

4.2F (described below), all profits of the Partnership will be allocated such that the General Partner and the Associate Limited Partner will be allocated profits equal to the amount of cash flow distributed to them, except that the General Partner will be allocated at least 1% of profits, and the Holders of Interests will be allocated the remaining profits. Losses will be allocated 98% to the Holders of Interests, 1% to the Associate Limited Partner and 1% to the General Partner.

     Section 4.2C of the Partnership Agreement limits the allocation of losses to the Holders of Interests to the extent that such allocation would create a deficit balance in such Holder's capital account which exceeds the Minimum Gain (as defined) which would be allocable to them if applicable assets were disposed in a hypothetical sale at their carrying value and the non-recourse debt secured by those assets was repaid or discharged. For financial reporting purposes, the amount of loss allocated to the General Partners and Associate Limited Partner, collectively, as a result of the limitation under Section 4.2C was approximately $2,640,000 and $6,055,000 for 1996 and 1995, respectively. For tax purposes for 1996 and 1995, the limitations under Section 4.2C did not apply and losses were allocated in accordance with Section 4.2F as discussed below.

     Section 4.2F of the Partnership Agreement requires the allocation of Profits (as defined) to the General Partner and Associate Limited Partner in order to take account of a current or anticipated reduction in the Partnership's indebtedness and certain other circumstances. In accordance with Section 4.2F of the Partnership Agreement, the General Partner and Associate Limited Partner received allocations of Profits for tax purposes for 1996 and 1995 in addition to their respective allocations, pursuant to
Section 4.2A of the Partnership Agreement, of the Partnership's 1996 and 1995 losses for tax purposes, as adjusted for such allocation of Profits.





     The General Partner and Associate Limited Partner have made capital contributions to the Partnership of $1,000 each. Except under certain limited circumstances, upon dissolution and termination of the Partnership or a liquidation (as defined) of their Partnership Interests, the General Partner and the Associate Limited Partner are not required to make any additional capital contributions to the Partnership.

     In general, and subject to certain limitations, distributions of Cash Flow (as defined) are to be allocated 90% to the Holders of Interests and 10% to the General Partner and the Associate Limited Partner (collectively) until the Holders of Interests have received cumulative distributions of Cash Flow equal to a 10% per annum return (non-compounded) on their Adjusted Capital Investments (as defined) plus the return of their Capital Investments; provided, however, that one-half of the 10% amount otherwise distributable to the General Partner and Associate Limited Partner (collectively) will be deferred, and such amount will be paid to the Holders of Interests, until the Holders of Interests receive Cash Flow distributions equal to certain cumulative, non-compounded preferred per annum returns (as defined, the "Preferred Amount"). Any such deferred amount owed to the General Partner and Associate Limited Partner (collectively) will be distributable to them out of Cash Flow otherwise distributable to the Holders of Interests at such time as such Holders have received cumulative Cash Flow distributions equal to the Preferred Amount or in any event, to the extent of one-half of Cash Flow otherwise distributable to the Holders of Interests at such time as they have received total distributions of Cash Flow equal to their Capital Investments (as defined). The Partnership's credit facilities discussed in note 8 contain significant restrictions with respect to the payment of distributions. Given the financial condition of the Partnership, it is unlikely that the Holders of Interests will receive any future distributions from the Partnership.


(10)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenditures, associated with administering the Partnership, required to be paid to affiliates of the General Partner, other than Arvida Company ("Arvida"), as of and for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                            UNPAID AT
                                                           DECEMBER 31,
                             1996       1995      1994        1996
                           -------    -------    -------   ------------

Insurance commissions . .  $ 1,921     38,255     45,797        --
Reimbursement (at cost)
 for accounting
 services . . . . . . . .    7,806     50,424     54,150          32
Reimbursement (at cost)
 for portfolio manage-
 ment . . . . . . . . . .   11,645     16,646      --          2,401
Reimbursement (at cost)
 for legal services . . .   28,465     26,643     36,358      10,066
Reimbursement (at cost)
 for other adminis-
 trative and out-of-
 pocket expenses. . . . .    2,372     50,588      6,707        --
                           -------   --------   --------      ------

                           $52,209    182,556    143,012      12,499
                           =======   ========   ========      ======





     The Partnership also receives reimbursements from affiliates of the General Partner for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. The Partnership was entitled to receive approximately $0, $9,900 and $35,600 for the years ended December 31, 1996, 1995 and 1994, respectively, for such costs. At December 31, 1996, no amounts were owed to the Partnership.

     Arvida pursuant to an agreement with the Partnership, provides development, construction, management and other personnel and services to the Partnership for its projects and operations. In accordance with such agreement, the Partnership reimburses Arvida for all of its out-of-pocket expenditures (including salary and salary-related costs). The total of such costs for the years ended December 31, 1996, 1995 and 1994 was approximately $192,300, $819,600 and $1,115,800, respectively. At December 31, 1996, approximately $22,500 was unpaid, all of which was paid as of February 21, 1997.

     The Partnership and Arvida/JMB Partners, L.P. (a publicly-held limited partnership affiliated with the General Partner, "Arvida/JMB-I") each employ project-related and administrative personnel who perform services on behalf of both partnerships. In addition, certain out-of-pocket expenditures related to such services and certain general and administrative expenditures are incurred and charged to each partnership as appropriate. The Partnership reimburses or receives reimbursements from Arvida/JMB-I for such costs (including salary and salary-related costs). For the year ended December 31, 1996, the Partnership was obligated to reimburse Arvida/JMB-I approximately $1,255,500. At December 31, 1996, approximately $7,100 was unpaid, all of which was paid as of February 21, 1997. In addition, for the year ended December 31, 1996, the Partnership was entitled to receive approximately $113,700 from Arvida/JMB-I. At December 31, 1996, approximately $21,100 was outstanding, all of which was received as of February 21, 1997. For the years ended December 31, 1995 and 1994, the Partnership was obligated to reimburse Arvida/JMB-I approximately $1,021,800 and $1,338,900, respectively, and the Partnership was entitled to receive approximately $245,100 and $537,700, respectively, from Arvida/JMB-I.

     Pursuant to a requirement under the Partnership's credit facilities, a portion of the reimbursements paid to Arvida and Arvida/JMB-I as discussed above, as well as portions of the Partnership's insurance and loan refinancing costs incurred in 1992 and 1993 had been funded on the Partnership's behalf by advances from the General Partner. Such advances totaled approximately $4,609,400 at December 31, 1996 and 1995, and do not bear interest. The repayment of such advances is subordinated to the receipt by the Holders of Interests of certain levels of return, and therefore is not expected to be made. In addition, the Partnership was entitled to receive approximately $12,900 from an affiliate of the General Partner for salary and salary-related costs incurred by the Partnership on behalf of such affiliate of the General Partner, all of which was outstanding as of December 31, 1996 and December 31, 1995, none of which was received as of February 21, 1997.

     Reference is made to note 3 for a discussion of a management agreement between Arvida and the prior owner of Heathrow.

     The Partnership incurs certain general and administrative costs which are paid by the Partnership on behalf of its affiliated homeowners associations. The Partnership receives reimbursements from the affiliates for such costs. For the year ended December 31, 1996, the Partnership was entitled to receive approximately $3,300 from such affiliates. At December 31, 1996, approximately $1,800 was owed to the Partnership, none of which was received as of February 21, 1997. For the years ended December 31, 1995 and 1994, the Partnership was entitled to receive approximately $38,600 and $57,400, respectively, from such affiliates.





     In accordance with the Partnership Agreement, the General Partner and Associate Limited Partner have deferred a portion of their distributions of net cash flow from the Partnership totaling approximately $247,000 at December 31, 1996 and 1995. This amount, which does not bear interest, is not expected to be paid.

     Effective October 1, 1995, the General Partner of the Partnership engaged independent third-parties to perform certain administrative services for the Partnership which were previously performed by, and partially reimbursed to, affiliates of the General Partners. Use of such third-parties is not expected to have a material effect on the operations of the Partnership.


(11)  COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, including the Partnership's obligations with respect to the District (notes 8 and 12), the Partnership is contingently liable in the amounts of approximately $2,590,500 and $428,000 under standby letters of credit and bonds, respectively, at December 31, 1996. Reference is made to note 12 for a discussion regarding the letters of credit which collateralized certain of the Partnership's obligations to the District.

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

    The Partnership has been advised by Merrill Lynch that various investors of the Partnership have sought to compel Merrill Lynch to arbitrate claims brought by certain investors of the Partnership and has been named as a respondent in various arbitrations representing approximately 11% of the total Interests outstanding. These claimants have sought and are seeking to arbitrate claims involving unspecified damages based on Merrill Lynch's alleged violations of applicable state and/or federal securities laws and alleged violations of the rules of the National Association of Securities Dealers, Inc., together with pendent state law claims. The Partnership believes that Merrill Lynch has resolved some of these claims through litigation, and otherwise, and that Merrill Lynch is defending other claims. Merrill Lynch has asked the Partnership and its General Partner to confirm an obligation of the Partnership and its General Partner to indemnify Merrill Lynch in these claims against all loss, liability, claim, damage and expense, including without limitation attorney's fees and expenses, under the terms of a certain Agency Agreement dated October 23, 1989 ("Agency Agreement") with the Partnership relating to the sale of Interests through Merrill Lynch on behalf of the Partnership. The Agency Agreement generally provides that the Partnership and its General Partner shall indemnify Merrill Lynch against losses occasioned by an actual or alleged misstatement or omission of material fact in the Partnership's offering material used in connection with the sale of Interests and suffered by Merrill Lynch in performing its duties under the Agency Agreement, under certain specified conditions. The Agency Agreement also generally provides, under certain conditions, that Merrill Lynch shall indemnify the Partnership and its General Partner for losses suffered by the Partnership and occasioned by certain specified conduct by




Merrill Lynch in the course of Merrill Lynch's solicitation of subscriptions for, and sale of, Interests. The Partnership is unable to determine at this time the ultimate investment of investors who have filed arbitration claims as to which Merrill Lynch might seek indemnification in the future. At this time, and based upon the information presently available about the arbitration statements of claims filed by some of these investors, the Partnership and its General Partner believe that they have meritorious defenses to demands for indemnification made by Merrill Lynch and intend to vigorously pursue such defenses. Although there can be no assurance regarding the outcome of the claims for indemnification, at this time, based on information presently available about such arbitration statements of claims, the Partnership and its General Partner do not believe that the demands for indemnification by Merrill Lynch will have a material adverse effect on the financial condition of the Partnership.

     Rental expense was $84,868, $99,350 and $195,252 for the years ended December 31, 1996, 1995 and 1994, respectively.

     In addition, the Partnership could potentially be liable for certain amounts incidental to other matters, the amount of which could be substantial.


(12)  TAX-EXEMPT BOND FINANCING

     In connection with the development of Talega (which was suspended during 1990), the Partnership has utilized bond financing to construct certain on-site and off-site water and sewer infrastructure improvements which the Partnership would otherwise be obligated to finance and construct as a condition to obtain certain approvals for the project. The use of this type of bond financing is a common practice for major land developers in Southern California. The bond offering was issued, and is administered by, the District.

     The principal amount of the bonds issued was $62 million, although debt service on $2 million of such amount has been assumed by the Coastal Municipal Water District. The bonds mature on July 1 of various years commencing in 1993 through 2015 and bear interest, depending on their maturity dates, at rates ranging from 6.4% to 7.5% per annum. At December 31, 1996, $56,970,000 of the bonds were outstanding. The Partnership also is billed and makes certain payments to the District to reserve capacity at a filtration plant and reservoir utilized by the District to serve the Talega Property. Additionally, the Partnership, along with other developers with similar bond financing, pays a portion of the operating deficits incurred by the District. Principal and interest on the bonds, amounts incurred to reserve capacity at the filtration plant and reservoir, and amounts needed to fund the Partnership's share of the District's operating deficits are payable from separate ad valorem and other assessments levied by the District on the Talega Property, which effectively collateralizes the obligation to pay these assessments. As land is sold, however, liability for these assessments transfers to the purchasers. The assessments are currently made on an annual basis, although the District could increase the frequency to quarterly.

     All of the proceeds from the original bond offering have been utilized. Approximately $46.5 million of the original proceeds has been expended by the District on infrastructure improvements through December 31, 1996. Approximately $8.6 million of the original proceeds was specifically identified as an interest reserve and has been utilized in its entirety to meet debt services obligations. Approximately $5.7 million of the original proceeds was specifically identified and set aside as a bond reserve. The remaining proceeds were utilized to pay miscellaneous costs associated with the original bond offering.





     The Partnership was obligated to pay the District approximately $6.7 million in June 1994 for assessments attributable to its share of the operating deficits of the District, payments related to the filtration plant and reservoir capacity, and principal and interest on the bonds for the fiscal year ended June 30, 1994. Such payment included the initial principal payment due on the outstanding bonds. The Partnership had provided the District with an $11.4 million letter of credit as additional collateral securing payment of the assessments attributable to principal and interest due on the bonds. According to the terms of the letter of credit agreement between the Partnership and the District, the Partnership was obligated to maintain the letter of credit in the amount of $11.4 million until 1,000 homes had been constructed within the Community, subject to earlier draw down by the District.

     Given the Partnership's financial condition, the Partnership did not have sufficient cash resources or available borrowing capacity to pay the June 1994 assessments to the District. As a result, on July 5, 1994, the District drew the entire amount of the $11.4 million letter of credit, which increased the total funded indebtedness of the Partnership under its credit facilities by $11.4 million. Of this amount, approximately $5.7 million represented additional collateral securing payments of assessments attributable to principal and interest due on the bonds in June 1995. As discussed in greater detail below, the Partnership contends that the draw on the letter of credit in July 1995 satisfied its requirement to pay assessments for the June 1994 and June 1995 bond debt service obligations to the District.

     Although the District had expended all original bond proceeds on infrastructure improvements, bond reserves and other related offering costs, certain funds generated from the sale of District assets, which were improved using proceeds from the Partnership's bond financing, were held by the District in reserve accounts for the benefit of the Talega Property. The District has notified the Partnership that certain of their reserve accounts were invested through the Orange County Treasurer's Office. In light of the developments with Orange County, some of those investment funds may have been lost.

     The District has asserted a default by the Partnership, under a certain agreement between the Partnership and the District, for alleged failure to pay the June 1994 assessments of approximately $6.7 million.
The District filed a lien on the Talega Property to secure the unpaid assessments and penalties and interest thereon in August 1994 and subsequently filed a notice of foreclosure for the Property. Under California Water District Code Law the Partnership had a six-month period in which to cure such default by the payment of these amounts. After the expiration of the six-month period without cure of an outstanding default, the unpaid assessments are delinquent and the District may seek to enforce its remedy with respect to the Talega Property, which would generally involve a sale of the Property by the local taxing authority to the District for the amount of unpaid assessments plus penalties and interest. The Partnership, as the owner of the Property, would have a right to redeem the Property during a three-year period following the sale to the District by paying all delinquent assessments, plus penalties, interest and costs. During this period additional assessments would continue to be levied against the Property in the same manner as before and additional penalties and interest would be accrued. After the end of the three-year period, the Partnership's right of redemption could be terminated upon execution and delivery to the District of a tax collector's deed to the Property. The Partnership contends that the draw on the letter of credit in July 1994 satisfied its requirement to pay the assessments for the June 1994 and 1995 bond debt service obligations totaling approximately $11.4 million for principal and interest on the bonds and, therefore, the Partnership is not in default as to those amounts. Considering the high level of bond indebtedness on the Talega Property, the reduced value of the Property and the funds currently on deposit in various reserve accounts for the bonds, the Partnership approached the District to discuss a plan of restructuring or partial defeasance of the bonds utilizing some of the reserve account funds to pay down the bonds and thereby reduce the level of indebtedness of the Property. However, the Partnership has not received a formal response from the District regarding this proposal. As discussed in note 8, the Partnership has reached an agreement with an unaffiliated third party for the sale of its Talega Property. One condition of such sale is the satisfactory release of the Partnership's obligation under such bonds as well as under various agreements with the District, subject to the payment by the Partnership of certain past-due amounts and prorated items related to such bonds and other assessments. The payment of these items would be made from the proceeds of the sale of the Property.

     In addition, the Partnership has not generated the cash flow necessary and, as described above, does not have the available borrowing capacity to pay for all of the carrying costs relative to its Talega Property. As a result, at December 31, 1996, approximately $1.4 million of real estate taxes assessed on the Property remain unpaid and are included in Accrued expenses and other liabilities on the accompanying consolidated balance sheets at December 31, 1996. All unpaid real estate taxes owed by the Partnership will be paid by the Partnership from the proceeds from the sale of the Talega Property. Talega's carrying costs include assessments attributable to the debt service and other obligations related to the District and its tax-exempt bond financing, which the Partnership has utilized to construct certain on-site and off-site water and sewer infrastructure improvements. The details of this bond financing are discussed in detail in Note 12. The total of such carrying costs paid, excluding interest under the Partnership's credit facility, associated with this Property for the years ended December 31, 1996 and 1995 were approximately $351,000 and $6,336,000, respectively. These amounts do not include penalties and interest incurred on unpaid District assessments.
The reduction in the carrying costs paid in 1996 as compared to 1995 is due to the Partnership not having the funds to make the required debt service payments and other obligations related to the District and its tax exempt-exempt bond financing for 1996. As a result, Accrued expenses and other liabilities on the accompanying consolidated balance sheets include an approximate $7.1 million accrual reflecting the Partnership's obligation to the District, including penalties and interest incurred on unpaid District assessments. The Partnership's unpaid obligations to the District will be paid by the Partnership with the proceeds from the sale of Talega.


(13)  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 1995, FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of, and requires that assets to be disposed of be reported in the balance sheet at the lower of their carrying amount or fair value less costs to sell. At December 31, 1996, all of the Partnership's remaining assets are held for sale. The Partnership requires no impairment losses or other adjustments to be recorded as of December 31, 1996 as a result of the application of the Statement.






ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with auditors during 1995 and 1996.


                               PART III

ITEM 10.  DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The General Partner of the Partnership is Arvida/JMB Managers-II, Inc., a Delaware corporation, of which all of the outstanding shares of stock are owned by Northbrook Corporation, a Delaware corporation. Substantially all of the outstanding shares of stock of Northbrook Corporation are owned by JMB Realty Corporation, a Delaware corporation ("JMB"), and certain of its officers, directors, members of their families and affiliates. Substantially all of the outstanding shares of stock of JMB are owned by its officers, directors, members of their families and affiliates. Arvida/JMB Managers-II, Inc. was substituted as general partner of the Partnership as a result of a merger on March 30, 1990 of an affiliated corporation that was the then general partner of the Partnership into Arvida/JMB Managers-II, Inc., which, as the surviving corporation of such merger, continues as the General Partner. All references herein to "General Partner" include Arvida/JMB Managers-II, Inc. and/or its predecessor, as appropriate. The General Partner has responsibility for all aspects of the Partnership's operations. The Associate Limited Partner of the Partnership is Arvida/JMB Associates Limited Partnership-II, an Illinois limited partnership, whose general partner is Arvida/JMB Managers-II, Inc. and whose limited partners consist of partnerships comprised of certain officers, directors, and shareholders of JMB, Arvida and their affiliates. Various relationships of the Partnership to the General Partner and its affiliates are described under the caption "Conflicts of Interest" at pages 21-24 of the Prospectus of the Partnership dated October 27, 1989 (the "Prospectus"), certain portions of which description are hereby incorporated herein by reference to Exhibit 99.1 of this report.

     The director, executive officers and certain other officers of the General Partner of the Partnership are as follows:

                                                           SERVED IN
  NAME                       OFFICE                        OFFICE SINCE
  ----                       ------                        ------------

Judd D. Malkin               Chairman                       12/17/87
Neil G. Bluhm                President                      12/17/87
H. Rigel Barber              Vice President                 12/17/87
Gailen J. Hull               Vice President                 12/18/90
Howard Kogen                 Vice President                 08/09/88
                               and Treasurer                01/01/91
Gary Nickele                 Vice President, General Counsel12/17/87
                               and Director                 12/18/90
James D. Motta               Vice President                 06/23/89
John Grab                    Vice President                 04/01/93

     There is no family relationship among any of the foregoing director or officers. The foregoing director has been elected to serve a one-year term until the annual meeting of the General Partner to be held on August 12, 1997. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the General Partner to be held on August 12, 1997. There are no arrangements or understandings between or among any of said director or officers and any other person pursuant to which any director or officer was selected as such.





     The foregoing director and certain of the officers are also officers and/or directors of various affiliated companies, including JMB, which is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd-IV ("Mortgage Partners-IV"), Carlyle Income Plus. Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties, Ltd.- XIII ("JMB-XIII). JMB is also the sole general partner of the associate general partners of most of the foregoing partnerships. The foregoing director and most of the foregoing officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida/JMB-I")) and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Such director and most of such officers are also partners, directly or indirectly, of certain partnerships (the "Associate Partnerships") which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-IX, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG. Most of such director and officers are also partners, indirectly through other partnerships, of the Associate Limited Partner of the Partnership and the associate limited partners of Arvida/JMB-I.

     The business experience during the past five years of the director and such officers of the General Partner of the Partnership in addition to that described above includes the following:

     Judd D. Malkin (age 59) is Chairman of the Board of JMB, an officer and/or director or various JMB affiliates and a partner, directly or indirectly, of the Associate Partnerships. He is also an individual general partner of JMB Income Properties-IV and JMB Income Properties-VI. Mr. Malkin has been associated with JMB since October, 1969. Mr Malkin is a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 59) is President and a director of JMB, and an officer and/or director of various JMB affiliates and a partner, directly or indirectly, of the Associate Partnerships. He is also an individual general partner of JMB Income Properties-IV and JMB Income Properties-VI. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     H. Rigel Barber (age 47) is Chief Executive Officer and Executive Vice President of JMB, an officer of various JMB affiliates and a partner, directly or indirectly, of various Associate Partnerships. Mr. Barber has been associated with JMB since March, 1982. He received a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.





     Gailen J. Hull (age 48) is a Senior Vice President of JMB, an officer of various JMB affiliates and a partner, directly or indirectly, of various Associate Partnerships. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters Degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 61) is Senior Vice President and Treasurer of JMB, an officer of various JMB affiliates and a partner of various Associate Partnerships. Mr. Kogen has been associated with JMB since March, 1973. He is a Certified Public Accountant.

    Gary Nickele (age 44) is Executive Vice President and General Counsel of JMB, an officer of various JMB affiliates and a partner, directly or indirectly, of various Associate Partnerships. Mr. Nickele has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and a member of the Bar of the State of Illinois.

     James D. Motta (age 41) has been President and Chief Executive Officer of Arvida since April 1, 1995. Prior thereto, he was Executive Vice President and Chief Operating Officer of Arvida (May, 1994 to March, 1995).

Prior thereto, he was President-Community Development Division of Arvida (August, 1993 to April, 1994), President-Southeast Division of Arvida (July, 1992 to July, 1993) and President-South Florida Division of Arvida (January, 1989 to July, 1992). Mr. Mota is also an officer or partner of various affiliates of Arvida.

     John R. Grab (age 41) is Vice President and General Manager - Club/Hotel Operations of Arvida. Prior thereto, he was Vice President and Project General Manager - Weston Hills of Arvida (October 1990 to October
1993) and Vice President and Project General Manager - Jacksonville Golf & Country Club of Arvida (June 1988 to October 1990). He is a Certified Public Accountant. Mr. Grab is also an officer or partner of various affiliates of Arvida.





ITEM 11.  EXECUTIVE COMPENSATION

     The officers and the director of the General Partner receive no current direct remuneration in such capacities from the Partnership. The General Partner and the Associate Limited Partner are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses as described under the caption "Cash Distributions and Allocations of Profit and Losses" at pages 58 to 60 of the Prospectus and at pages A-10 to A-14 of the Partnership Agreement, which descriptions are incorporated herein by reference to Exhibit 99.1 of this report. Reference is also made to Notes 9 and 10 filed with this annual report for a description of such distributions, allocations and transactions. The General Partner and the Associate Limited Partner did not receive any cash distributions in 1996 or 1995.

     Pursuant to the Partnership Agreement, the General Partner and Associate Limited Partner were not allocated any profits for tax purposes for 1996 or 1995. Reference is made to Note 9 for further discussion of this allocation.

     The Partnership is permitted to engage in various transactions involving the General Partner and its affiliates, as described under the captions "Management of the Partnership" at pages 48 to 55 of the Prospectus, "Conflicts of Interest" at pages 21-24 of the Prospectus and "Rights, Powers and Duties of the General Partner" at pages A-15 to A-28 of the Partnership Agreement, which descriptions are hereby incorporated herein by reference to Exhibit 99.1 of this report. The relationship of the General Partner (and its director and executive officers and certain other officers) and its affiliates to the Partnership is set forth above in
Item 10.

     Arvida may be reimbursed fully for all of its out-of-pocket expenditures (including salary and salary-related costs) incurred while supervising the development and management of the Partnership's properties and other operations. In 1996, such expenses were approximately $192,300, approximately $22,500 of which was unpaid as of December 31, 1996.

     The Partnership and Arvida/JMB Partners, L.P. (a publicly-held limited partnership affiliated with the General Partner, "Arvida/JMB-I") each employ project-related and administrative personnel who perform services on behalf of both partnerships. In addition, certain out-of-pocket expenditures related to such services and certain general and administrative costs are paid and charged to each partnership as appropriate. The Partnership reimburses or receives reimbursements from Arvida/JMB-I for such costs (including salary and salary-related costs). The Partnership owed approximately $1,255,500 to Arvida/JMB-I for such costs and services incurred in 1996. Approximately $7,100 was unpaid as of December 31, 1996. In addition, for the year ended December 31, 1996, the Partnership was entitled to receive approximately $113,700 from Arvida/JMB-I, of which approximately $21,100 was outstanding at December 31, 1996.

     Pursuant to a requirement under the Partnership's restructured and new credit facility agreements, a portion of the reimbursements paid to Arvida and Arvida/JMB-I discussed above, as well as portions of the Partnership's insurance and loan refinancing costs for 1992, have been funded on the Partnership's behalf by advances from the General Partner. Such advances, which do not bear interest, totaled approximately $4,609,400 as of December 31, 1996. The repayment of such advances is subordinated to the receipt by the Holders of Interests of certain levels of return, and therefore is not expected to be made. In addition, the Partnership was entitled to receive approximately $12,900 from an affiliate of the General Partner for salary and salary-related costs incurred by the Partnership on behalf of such affiliate of the General Partner, all of which was outstanding as of December 31, 1996.





     JMB Insurance Agency, Inc., an affiliate of the General Partner, earned insurance brokerage commissions in 1996 of approximately $2,000, all of which was paid at December 31, 1996, in connection with providing insurance coverage for certain of the properties of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partner of the Partnership or its affiliates may be reimbursed for their direct costs or out-of-pocket costs relating to the administration of the Partnership and the acquisition, development, ownership, supervision, and operation of the Partnership assets. In 1996, the General Partner of the Partnership or its affiliates were due reimbursement for such direct or other administrative and out-of-pocket expenditures in the amount of approximately $2,400, all of which was paid as of December 31, 1996.

     Additionally, the General Partner and its affiliates are entitled to reimbursements for legal, accounting and portfolio management services. Such costs for 1996 were approximately $47,900, of which approximately $12,500 was paid as of December 31, 1996.

     The Partnership also periodically reimburses or receives reimbursements from affiliates of the General Partner for certain general and administrative costs including, without limitation, salary and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. The Partnership was not entitled to receive any reimbursements for the year ended December 31, 1996.

     Arvida is entitled to receive a management fee in connection with providing development management services to the Heathrow venture. The amount of such fee for 1996 was approximately $212,200. Through December 31, 1996, management fees of approximately $3,005,200 had been earned, the payment of which has been deferred. Reference is made to Note 3.

     In accordance with the Partnership Agreement, the General Partner and Associate Limited Partner have deferred a portion of their distributions of net cash flow from the Partnership totaling approximately $247,000 at December 31, 1996. This amount, which does not bear interest, is not expected to be paid.

     Amounts payable by the Partnership to the General Partner, Associate Limited Partner and their affiliates (including Arvida) do not bear interest.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Interests of the Partnership.

     (b) The General Partner and its officers and director do not own Interests of the Partnership.

     No officer or director of the General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

     (c) There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no significant transactions or business relationships with the General Partner, affiliates or their management other than those described in Items 10, 11 and 12 above.





                                PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)  The following documents are filed as part of this report:

             I.   Financial Statements.  (See Index to Financial
Statements filed with this annual report on Form 10-K).

             II.  Exhibits.

                  3. Amended and Restated Agreement of Limited Partnership incorporated herein by reference.***

                  4.1.    Assignment Agreement by and among the
Partnership, the General Partner, the Initial Limited Partner and the Holders of Interests incorporated herein by reference.***

                  4.2. Amended and Restated Credit Agreement dated June 23, 1992 between Arvida/JMB Partners, L.P.-II and Continental Bank N.A. and Bank of America National Trust and Savings Association is incorporated herein by reference.**

                  4.3. Various mortgages and other security interests dated April 30, 1992 related to Arvida/JMB Partners, L.P.-II's Heathrow, Talega, Wesmere, Wycliffe, Eagle Watch, Burnt Hickory Lakes, Rock Creek and SouthRidge Lakes properties which secure loans under the Amended and Restated Credit Agreement referred to in Exhibit 4.3 are incorporated herein by reference.**

                  4.4. Revolving Loan and Letter of Credit Facility Credit Agreement dated June 23, 1992 between
Arvida/JMB Partners, L.P.-II and Continental Bank N.A. and Bank of America National Trust and Savings Association is incorporated herein by reference.**

                  4.5. Various mortgages and other security interests dated June 23, 1992 related to Arvida/JMB Partners, L.P.-II's Heathrow, Talega, Wesmere, Wycliffe, Eagle Watch, Burnt Hickory Lakes, Rock Creek and SouthRidge Lakes properties which secure loans under the Revolving Loan and Letter of Credit Facility Credit Agreement referred to in Exhibit 4.5 are incorporated herein by reference.**

                  4.6. Interim Bank Letter Agreement dated March 25, 1992 between Arvida/JMB Partners, L.P.-II and Continental Bank N.A., Bank of America National Trust and Savings Association, and Unibank is incorporated herein by reference.**

                  4.7. Promissory Note effective July 1, 1992 between Arvida/JMB Partners, L.P.-II and Arvida/JMB Managers-II, Inc. is incorporated herein by reference to Exhibit 4.8 to the Partnership's Form 10-K (File No. 0-19245) filed on April 14, 1995.





                  4.8. Forbearance and Modification Agreement (Credit Agreement) dated March 21, 1995 by and among Arvida/JMB Partners, L.P.-II, Heathrow Development Associates, Ltd., Eagle Watch Partners, Bank of America Illinois and Bank of America National Trust and Savings Association is incorporated herein by reference. ****

                  4.9     Forbearance and Modification Agreement
(Amended and Restated Credit Agreement) dated March 21, 1995 by and among Arvida/JMB Partners, L.P.-II, Heathrow Development Associates, Ltd., Eagle Watch Partners, Bank of America Illinois and Bank of America National Trust and Savings Association is incorporated herein by reference. ****

                  4.10. Letter dated September 20, 1994 from the Partnership to Bank of America regarding the Partnership's acknowledgement that all proceeds from the sale of Collateral shall be delivered immediately to Co-Lenders is herein incorporated by reference to Exhibit
4.9 to the Partnership's Report on Form 10-Q (File No. 0-19245) filed on November 11, 1994.

                  4.11.   Letter Agreement dated October 31, 1995
supplementing Forbearance Agreements with Lenders is herein incorporated by reference to Exhibit 4.12 to the Partnership's Form 10-Q Report (File No. 0-19245) filed on November 9, 1995.

                  4.12. Amendment of Forbearance and Modification Agreement dated September 24, 1996 is herein incorporated by reference to
Exhibit 4.13 to the Partnership's Report on Form 10-Q (File No. 0-19245) dated November 8, 1996.

                  10.1. Management, Advisory and Supervisory Agreement between the Partnership and Arvida Company is incorporated herein by reference.**

                  10.2. First Amended and Restated Limited Partnership Agreement of Heathrow Development Associates, Ltd. and Assignment of Partnership Interests dated January 17, 1990 are incorporated herein by reference.**

                  10.3. Amended and Restated Heathrow Management Agreement dated January 17, 1990 is incorporated herein by reference.**

                  10.4. Eagle Watch Partners General Partnership Agreement dated December 27, 1989 is incorporated herein by reference.**

                  10.5. Letter of Credit Agreement dated July 27, 1990 between Arvida/JMB Partners, L.P.-II and Santa Margarita Water District regarding collateral for Tax-Exempt Bond Financing is incorporated herein by reference.**





                  10.6.   Agreement for the Payment of the Diemer
Intertie Sublease Payments, Principal and Interest of Bonds of Improvement District No. 7 and Annual Budget Deficits Between Arvida/JMB Partners, L.P.-II and Santa Margarita Water District dated January 15, 1990 is incorporated herein by reference.***

                  10.7. Agreement for Purchase and Sale dated August 14, 1995 by and between Arvida/JMB Partners, L.P.-II and Heritage
Development South, Inc. for the sale of certain real property within the Wesmere Community is incorporated herein by reference. *****

                  10.8.   Agreement for Sale and Purchase of Real
Property dated October 25, 1996 by and between Arvida/JMB Partners, L.P. - II and Starwood/ Talega Associates, L.L.C. for the sale of certain real property within the Talega Property is incorporated by reference to Exhibit
10.16 to the Partnership's report for September 30, 1996 on Form 10-Q (File No. 0-19245) filed with the Securities and Exchange Commission dated November 8, 1996.

                  10.9.   Agreement for Sale and Purchase of Real
Property dated March 22, 1996 among Heathrow Development Associates, Ltd., Heathrow Golf and Country Club Limited Partnership, Heathrow Cable Limited Partnership and 4/46A Corporation is incorporated herein by reference to
Exhibit 10.15 to the Partnership's report for March 31, 1996 on Form 10-Q (File No. 0-19245) filed with the Securities and Exchange Commission dated May 10, 1996.

                  21.     Subsidiaries of the Registrant.

                  27.     Financial Data Schedule

                  99.1    A copy of the following pages of the
Partnership's Prospectus dated October 27, 1989, including certain pages of the Partnership's Amended and Restated Agreement of Limited Partnership, which is Exhibit A to the Prospectus, and the Assignment Agreement, which is Exhibit B to the Prospectus, are filed herewith: pages 21-24; 48-55; 58-60; A-10 --A-14; A-15 -- A-28; A-31 -- A-34; and B-2.

             ** Previously filed with the Securities and Exchange Commission as Exhibits 4.3, 4.4, 4.5, 4.6, 4.7, 10.1, 10.7, 10.8, 10.9 and
10.10, respectively, to the Partnership's Form 10-K Report (File No. 0-19245) filed on April 13, 1992 and are herein incorporated by reference.

             *** Previously filed with the Securities and Exchange Commission as Exhibits 3, 4.1 and 10.11, respectively, to the Partnership's Form 10-K Report (File No. 0-19245) under the Securities Act of 1934 filed on April 12, 1993 and herein incorporated by reference.





             **** Previously filed with the Securities and Exchange Commission as Exhibits 4.9 and 4.10, respectively, to the Partnership's Form 10-K Report (File No. 0-19245) under the Securities Act of 1934 filed on April 14, 1995 and herein incorporated by reference.

             ***** Previously filed with the Securities and Exchange
Commission as Exhibits         and 10.14 to the Partnership's Form 10-Q
Report (File No. 0-19245) under the Securities Act of 1934 filed on November 9, 1995 and herein incorporated by reference.

                 The Registrant agrees to furnish to the Securities and Exchange Commission upon its request a copy of each instrument with respect to the Registrant and its consolidated subsidiaries the authorized principal amount of which does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

        (b) No reports on Form 8-K were required or filed since the beginning of the last quarter of the period covered by this report.

     No annual report or proxy material for the fiscal year 1996 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.






                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        ARVIDA/JMB PARTNERS, L.P.-II

                        BY:     Arvida/JMB Managers-II, Inc.
                                (The General Partner)


                                GAILEN J. HULL
                        By:     Gailen J. Hull
                                Vice President
                        Date:   March 21, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                        By:     Arvida/JMB Managers-II, Inc.
                                (The General Partner)



                                NEIL G. BLUHM
                        By:     Neil G. Bluhm, President
                                (Principal Executive Officer)
                        Date:   March 21, 1997



                                JUDD D. MALKIN
                        By:     Judd D. Malkin, Chairman
                                (Principal Financial Officer)
                        Date:   March 21, 1997



                                GARY NICKELE
                        By:     Gary Nickele, Vice President,
                                General Counseland Director
                        Date:   March 21, 1997



                                GAILEN J. HULL
                        By:     Gailen J. Hull, Vice President
                                (Principal Accounting Officer)
                        Date:   March 21, 1997









                     ARVIDA/JMB PARTNERS, L.P.-II

                             EXHIBIT INDEX


                                             DOCUMENT
EXHIBIT                                    INCORPORATED SEQUENTIALLY
NO.        EXHIBIT                         BY REFERENCE NUMBERED PAGE
-------    -------                         ------------ -------------

3.         Amended and Restated Agreement
           of Limited Partnership.               Yes

4.1.       Assignment Agreement between
           and among the Partnership,
           the General Partner, the Initial
           Limited Partner and the Holders of
           Interests.                            Yes

4.2.       Amended and Restated Credit
           Agreement dated June 23, 1992
           between Arvida/JMB Partners, L.P.-II
           and Continental Bank N.A. and Bank
           of America National Trust and
           Savings Association.                  Yes

4.3.       Various mortgages and other security
           interests dated April 30, 1992
           related to Arvida/JMB Partners,
           L.P.-II's Heathrow, Talega, Wesmere,
           Wycliffe, Eagle Watch, Burnt Hickory
           Lakes, Rock Creek and SouthRidge Lakes
           properties which secure loans under
           the Amended and Restated Credit
           Agreement referred to in Exhibit 4.3  Yes

4.4.       Revolving Loan and Letter of Credit
           Facility Credit Agreement dated
           June 23, 1992 between Arvida/JMB
           Partners, L.P.-II and Continental
           Bank N.A. and Bank of America National
           Trust and Savings Association.        Yes

4.5.       Various mortgages and other security
           interests dated June 23, 1992 related
           to Arvida/JMB Partners, L.P.-II's
           Heathrow, Talega, Wesmere, Wycliffe,
           Eagle Watch, Burnt Hickory Lakes,
           Rock Creek and SouthRidge Lakes
           properties which secure loans under
           the Revolving Loan and Letter of
           Credit Facility Credit Agreement
           referred to in Exhibit 4.5.           Yes

4.6.       Interim Bank Letter Agreement
           dated March 25, 1992 between
           Arvida/JMB Partners, L.P.-II
           and Continental Bank N.A.,
           Bank of America National Trust
           and Savings Association, and
           Unibank.                              Yes

4.7.       Promissory Note effective July 1,
           1992 between Arvida/JMB Partners,
           L.P.-II and Arvida/JMB Managers-II,
           Inc.                                  Yes





                                             DOCUMENT
EXHIBIT                                    INCORPORATED SEQUENTIALLY
NO.        EXHIBIT                         BY REFERENCE NUMBERED PAGE
-------    -------                         ------------ -------------

4.8.       Forbearance and Modification Agree-
           ment (Credit Agreement) dated
           March 21, 1995 by and among Arvida/
           JMB Partners, L.P.-II, Heathrow
           Development Associates, Ltd.,
           Eagle Watch Partners, Bank of
           America Illinois and Bank of
           America National Trust and Savings
           Association.                          Yes

4.9.       Forbearance and Modification
           Agreement (Amended and Restated
           Credit Agreement) dated March 21,
           1995 by and among Arvida/JMB Partners,
           L.P.-II, Heathrow Development
           Associates, Ltd., Eagle Watch
           Partners, Bank of America Illinois
           and Bank of America National Trust
           and Savings Association.              Yes

4.10.      Letter dated September 20, 1994
           from the Partnership to Bank of
           America regarding the Partnership's
           acknowledgement that all proceeds
           from the sale of Collateral shall
           be delivered immediately to
           Co-Lenders.                           Yes

4.11.      Letter Agreement dated October 31,
           1995 supplementing Forbearance
           Agreements with Lenders.              Yes

4.12.      Amendment of Forbearance and
           Modification Agreement dated
           September 24, 1996                    Yes

10.1.      Management, Advisory and Super-
           visory Agreement between the
           Partnership and Arvida Company.       Yes

10.2.      First Amended and Restated
           Limited Partnership Agreement
           of Heathrow Development Associates,
           Ltd. and Assignment of Partnership
           Interests dated January 17, 1990.     Yes

10.3.      Amended and Restated Heathrow
           Management Agreement dated
           January 17, 1990.                     Yes

10.4.      Eagle Watch Partners General
           Partnership Agreement dated
           December 27, 1989.                    Yes

10.5.      Letter of Credit Agreement
           dated July 27, 1990 between
           Arvida/JMB Partners, L.P.-II
           and Santa Margarita Water District
           regarding collateral for Tax-Exempt
           Bond Financing.                       Yes





                                             DOCUMENT
EXHIBIT                                    INCORPORATED SEQUENTIALLY
NO.        EXHIBIT                         BY REFERENCE NUMBERED PAGE
-------    -------                         ------------ -------------

10.6.      Agreement for the Payment of
           Diemer Intertie Sublease Payments,
           Principal and Interest on Bonds
           of Improvement District No. 7 and
           Annual Budget Deficits between
           Arvida/JMB Partners, L.P.-II and
           Santa Margarita Water District
           dated January 15, 1990.               Yes

10.7.      Agreement for Purchase and
           Sale dated August 14, 1995
           by and between Arvida/JMB
           Partners, L.P.-II and
           Heritage Development South,
           Inc. for the sale of certain
           real property within the
           Wesmere Community                     Yes

10.8.      Agreement for Sale and Purchase
           of Real Property dated October 25,
           1996 by and between Arvida/JMB
           Partners, L.P. - II and Starwood/
           Talega Associates, L.L.C. for the
           sale of certain real property
           within the Talega Property            Yes

10.9.      Agreement for Sale and Purchase
           of Real Property between
           Heathrow Development Associates,
           Ltd., Heathrow Golf and Country
           Club Limited Partnership, Heathrow
           Cable Limited Partnership and 4/46A
           Corporation.                          Yes

21.        Subsidiaries of the Registrant.       No

27.        Financial Data Schedule               No

99.1       A copy of the following pages
           of the Partnership's Prospectus
           dated October 27, 1989, including
           certain pages of the Partnership's
           Amended and Restated Agreement
           of Limited Partnership, which is
           Exhibit A to the Prospectus,
           and the Assignment Agreement, which
           is Exhibit B to the Prospectus,
           are filed herewith: pages 21-24;
           48-55; 58-60; A-10-A-14; A-15-A-28;
           A-31-A-34; and B-2.                   No