Form 10-K405/A
period 1996-12-31
ARVIDA JMB PARTNERS L P II
filed 1997-04-18
CIK 852494

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                               FORM 10-K405/A

                               AMENDMENT NO. 1


              Filed pursuant to Section 12, 13, or 15(d) of the
                       Securities Exchange Act of 1934



                       ARVIDA/JMB PARTNERS, L.P. - II
            -----------------------------------------------------
           (Exact name of registrant as specified in its charter)



                                            IRS Employer Identification

Commission File No. 0-19245                       No. 58-1809884



     The undersigned registrant hereby amends the following sections of its Report for the year ended December 31, 1996 on Form 10-K405 as set forth in the pages attached hereto:

                                   PAGE IV

     Item 14. Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K.  Pages 51 to 54


                     EXHIBIT INDEX AND EXHIBITS THERETO


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             ARVIDA/JMB PARTNERS, L.P. - II

                             BY:   Arvida/JMB Managers-II, Inc.
                                   (The General Partner)


                                   By:  GAILEN J. HULL
                                        Gailen J. Hull,
                                        Senior Vice President and
                                        Principal Accounting Officer


Dated:  April 21, 1997





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

                                     51




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

                                     52




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

                    10.9. Amendment dated March 18, 1997 to Agreement for Purchase and Sale of Real Property by and between Arvida/JMB Partners, L.P.-II and Starwood/Talega Associates, L.L.C. for the sale of certain real property within the Talega Property is filed herewith.

                    10.10. Agreement for Sale and Purchase of Real Property dated March 22, 1996 among Heathrow Development Associates, Ltd., Heathrow Golf and Country Club Limited Partnership, Heathrow Cable Limited Partnership and 4/46A Corporation is incorporated herein by reference to
Exhibit 10.15 to the Partnership's report for March 31, 1996 on Form 10-Q (File No. 0-19245) filed with the Securities and Exchange Commission dated May 10, 1996.

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

                                     53




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


                                     54




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

10.9.       Amendment dated March 18, 1997 to
            Agreement for Purchase and Sale of
            Real Property by and between
            Arvida/JMB Partners, L.P.-II and
            Starwood/Talega Associates, L.L.C.
            for the sale of certain real
            property within the Talega Property.     No

10.10.      Agreement for Sale and Purchase
            of Real Property between
            Heathrow Development Associates,
            Ltd., Heathrow Golf and Country
            Club Limited Partnership, Heathrow
            Cable Limited Partnership and 4/46A
            Corporation.                             Yes

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