Form 10-Q
period 1997-03-31
ARVIDA JMB PARTNERS L P II
filed 1997-05-15
CIK 852494

SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.   20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended March 31, 1997    Commission file number 0-19245





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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . .      3


Item 2.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations. . . . . . . . . . . . . .     13



PART II    OTHER INFORMATION


Item 1.    Legal Proceedings. . . . . . . . . . . . . . . .     15


Item 3.    Defaults Upon Senior Securities. . . . . . . . .     16


Item 6.    Exhibits and Reports on Form 8-K . . . . . . . .     17

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                       ARVIDA/JMB PARTNERS, L.P.-II
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                        CONSOLIDATED BALANCE SHEETS

                                   MARCH 31, 1997 AND DECEMBER 31, 1996

                                                (UNAUDITED)


                                                  ASSETS
                                                  ------

                                                                            MARCH 31,      DECEMBER 31,
                                                                               1997           1996
                                                                          -------------    -----------

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .       $   247,698        181,623
Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . .           756,815        955,077
Trade and other accounts receivable (net of allowance
  for doubtful accounts of $62,690 at March 31, 1997
  and $76,289 at December 31, 1996) . . . . . . . . . . . . . . . . .            31,041        103,650
Real estate inventories . . . . . . . . . . . . . . . . . . . . . . .            57,598         57,598
Property and equipment held for sale or disposition . . . . . . . . .         2,701,441      2,701,441
Prepaid expenses and other assets . . . . . . . . . . . . . . . . . .           755,415        850,528
                                                                           ------------   ------------
        Total assets. . . . . . . . . . . . . . . . . . . . . . . . .      $  4,550,008      4,849,917
                                                                           ============   ============





                                       ARVIDA/JMB PARTNERS, L.P.-II
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                  CONSOLIDATED BALANCE SHEETS - CONTINUED


                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------

                                                                            MARCH 31,      DECEMBER 31,
                                                                               1997           1996
                                                                          -------------    -----------

Liabilities:
 Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . . . .      $      6,395         10,222
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .           132,707        129,281
 Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            49,212         33,700
 Accrued expenses and other liabilities . . . . . . . . . . . . . . .        34,088,179     30,605,394
 Amounts due to affiliates. . . . . . . . . . . . . . . . . . . . . .         7,623,430      7,621,046
 Notes and mortgages payable (in default) . . . . . . . . . . . . . .        78,769,410     78,871,459
                                                                           ------------   ------------

Commitments and contingencies

       Total liabilities. . . . . . . . . . . . . . . . . . . . . . .       120,669,333    117,271,102
                                                                           ------------   ------------

Partners' capital accounts (deficits):
 General Partner and Associate Limited Partner:
   Capital contributions. . . . . . . . . . . . . . . . . . . . . . .             2,000          2,000
   Cumulative net loss. . . . . . . . . . . . . . . . . . . . . . . .        (8,720,336)    (8,448,354)
   Cumulative cash distributions. . . . . . . . . . . . . . . . . . .          (246,771)      (246,771)
                                                                           ------------   ------------
                                                                             (8,965,107)    (8,693,125)
                                                                           ------------   ------------
 Limited partners:
   Capital contributions, net of offering costs . . . . . . . . . . .       209,753,671    209,753,671
   Cumulative net loss. . . . . . . . . . . . . . . . . . . . . . . .      (307,686,715)  (304,260,557)
   Cumulative cash distributions. . . . . . . . . . . . . . . . . . .        (9,221,174)    (9,221,174)
                                                                           ------------   ------------
                                                                           (107,154,218)  (103,728,060)
                                                                           ------------   ------------
       Total partners' deficits . . . . . . . . . . . . . . . . . . .      (116,119,325)  (112,421,185)
                                                                           ------------   ------------
       Total liabilities and partners' deficits . . . . . . . . . . .      $  4,550,008      4,849,917
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

                                       ARVIDA/JMB PARTNERS, L.P.-II
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                                (UNAUDITED)
                                                                                1997            1996
                                                                            ------------    -----------
Revenues:
  Housing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     --           140,810
  Homesites . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           646,050
  Operating properties. . . . . . . . . . . . . . . . . . . . . . . . . . .      218,623      1,686,344
  Brokerage and other operations. . . . . . . . . . . . . . . . . . . . . .        --           336,171
                                                                             -----------     ----------
          Total revenues. . . . . . . . . . . . . . . . . . . . . . . . . .      218,623      2,809,375

Cost of revenues:
  Housing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           147,279
  Homesites . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           558,537
  Operating properties. . . . . . . . . . . . . . . . . . . . . . . . . . .      108,388      1,378,222
  Brokerage and other operations. . . . . . . . . . . . . . . . . . . . . .        --           293,264
                                                                             -----------     ----------
          Total cost of revenues. . . . . . . . . . . . . . . . . . . . . .      108,388      2,377,302

Gross operating profit. . . . . . . . . . . . . . . . . . . . . . . . . . .      110,235        432,073
Selling, general and administrative expenses. . . . . . . . . . . . . . . .     (195,726)      (383,237)
                                                                             -----------     ----------
          Net operating loss. . . . . . . . . . . . . . . . . . . . . . . .      (85,491)        48,836

Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11,476          9,124
Interest and real estate taxes. . . . . . . . . . . . . . . . . . . . . . .   (3,624,125)    (5,072,760)
                                                                             -----------     ----------
          Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(3,698,140)    (5,014,800)
                                                                             ===========     ==========
          Net loss per Limited
            Partnership Interest. . . . . . . . . . . . . . . . . . . . . .  $    (14.63)        (15.61)
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

                                       ARVIDA/JMB PARTNERS, L.P.-II
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                                (UNAUDITED)
                                                                                1997            1996
                                                                            ------------    -----------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ (3,698,140)    (5,014,800)
Charges to net loss not requiring cash:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .        9,683         30,857
  Provision for doubtful accounts . . . . . . . . . . . . . . . . . . . . .      (13,456)         5,642
Changes in:
  Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      198,262        942,439
  Trade and other accounts receivable . . . . . . . . . . . . . . . . . . .       86,065         17,996
  Real estate inventories:
    Additions to real estate inventories. . . . . . . . . . . . . . . . . .        --          (232,701)
    Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           705,816
  Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . .       85,430         46,536
  Accounts payable, accrued expenses and other liabilities. . . . . . . . .    3,486,211      4,301,568
  Deposits and unearned income. . . . . . . . . . . . . . . . . . . . . . .       15,512       (157,046)
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . . . .        2,384         27,131
                                                                            ------------    -----------
          Net cash provided by operating activities . . . . . . . . . . . .      171,951        673,438
                                                                            ------------    -----------
Financing activities:
  Payments of notes and mortgages payable . . . . . . . . . . . . . . . . .     (102,049)    (1,464,505)
  Proceeds from (repayments of) bank overdrafts . . . . . . . . . . . . . .       (3,827)       381,814
                                                                            ------------    -----------
          Net cash used in financing activities . . . . . . . . . . . . . .     (105,876)    (1,082,691)
                                                                            ------------    -----------
Increase (decrease) in cash and cash equivalents. . . . . . . . . . . . . .       66,075       (409,253)
Cash and cash equivalents, beginning of year. . . . . . . . . . . . . . . .      181,623      1,387,313
                                                                            ------------    -----------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . . $    247,698        978,060
                                                                            ============    ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other
    interest, net of amounts capitalized. . . . . . . . . . . . . . . . . . $      --             --
                                                                            ============    ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . . $      --             --
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

                     ARVIDA/JMB PARTNERS, L.P.-II
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 1997 AND 1996

                              (UNAUDITED)


     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1996, which are included in the Partnership's 1996 Annual Report on Form 10-K (File No. 0-19245) filed on March 31, 1997, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 1996 Annual Report.

GENERAL

     Capitalized Interest and Real Estate Taxes

     Interest of $2,270,840 and $2,914,357 was incurred for the three months ended March 31, 1997 and 1996, respectively, none of which was capitalized. There were no interest payments made during the three month periods ended March 31, 1997 and 1996. The Partnership has not made the required monthly interest payments on its credit facility since September 1994.

     Real estate taxes of $1,353,285 and $2,158,403 were incurred for the three months ended March 31, 1997 and 1996, respectively, none of which were capitalized. Real estate tax payments of $0 and $360,642 were made during the three months ended March 31, 1997 and 1996, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities and other operating properties as these taxes are included in cost of revenues for operating properties.

     Property and Equipment and Other Assets

     No depreciation expense was incurred for the three month periods ended March 31, 1997 and 1996. Reference is made to the "Impact of Recently Issued Accounting Standards" note for a discussion of the Partnership's implementation of the Financial Accounting Standards Board's Statement No. 121 ("FASB No. 121"). Amortization of other assets of $9,683 and $30,857 was incurred for the three months ended March 31, 1997 and 1996, respectively.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

     Restricted cash at March 31, 1997 and December 31, 1996 consists of the amount remaining from the original $3 million which was deposited into a restricted collateral account in March 1995 pursuant to an agreement between the Partnership and its lender.

NOTES AND MORTGAGES PAYABLE (IN DEFAULT)

     The Partnership's credit facilities consist of a $52.5 million term loan, a $67.5 million term loan, a revolving line of credit of approximately $14.3 million and approximately $4.3 million of outstanding letters of credit securing performance obligations of the Partnership. There is also a $5 million letter of credit facility which secures performance obligations of the Partnership. At March 31, 1997, approximately $11.3 million, $56.0 million and $11.5 million was outstanding under the $52.5 million term loan, the $67.5 million term loan and the revolving line of credit facility, respectively.

     For the three month period ended March 31, 1997, the effective interest rate for the combined term loans and the revolving line of credit facility was approximately 11.5% per annum. The Partnership has not made the required interest payments on its credit facilities since September 1994. The amount of interest which remains payable at March 31, 1997 totals approximately $19.0 million.

     In March 1995, the Partnership and its lender entered into Forbearance Agreements pursuant to which, among other things, the Partnership proposed a plan for the orderly disposition of its remaining assets. The Forbearance Agreements were amended in October 1995 and again in September 1996 to provide for, among other things, extensions of the time frame for the orderly deposition of the Partnership's assets. In conjunction with the September 1996 amendment, the Partnership's lender agreed to forgive, waive and cancel a portion of the unpaid interest on the Partnership's credit facilities in the aggregate amount of $20 million, of which $2 million was allocated to interest on the revolving line of credit and $18 million was allocated to one of the term loans. The Partnership and its lender are in the process of negotiating the terms of another amendment to the March 1995 Forbearance Agreements which includes, among other things, an extension of the existing plan whereby the Partnership would sell its remaining assets by no later than June 30, 1997. The amendment also includes the forgiveness, by the Partnership's lender, of any remaining outstanding principal balance and accrued interest on the Partnership's credit facilities, upon the satisfaction of certain specified conditions including, among other things, the sale of the Partnership's remaining real estate assets at specified minimum prices, the payment of the net proceeds from such sales to the Partnership's lender, and the assignment of any other net assets of the Partnership to the lender. Such forgiveness of principal and interest would result in an extraordinary gain for financial reporting purposes.

     Proceeds from the sales of the Partnership's assets and other collateral securing the credit facilities, net of brokerage commissions and certain other customary selling expenses, are to be delivered to the lender to be applied against the outstanding principal balances on both of the term loans. Through March 31, 1997, the Partnership has remitted proceeds totaling approximately $40.3 million from sales made after becoming subject to this requirement in September 1994.

     During October 1996, the Partnership reached an agreement with an unaffiliated third party for the sale of the Talega property. The sale was originally expected to close during 1996 and was subsequently extended to April 1997. However, the buyer defaulted under the terms of the contract without the sale of the property being consummated. The Partnership is currently marketing the property for sale.

     Although there can be no assurance, the Partnership is currently working to dispose of all of its remaining assets during 1997. The Partnership's ability to dispose of all of its assets during 1997 is dependent upon, among other things, the Partnership entering into a new contract and closing on the sale of its Talega Property, as well as the Heathrow venture contracting for the sale, and closing the sale of the shopping plaza in the Heathrow Community, by the end of the year. It is expected that any proceeds from the sale or other disposition of such assets, in excess of the costs of sale and general and administrative expenses attributable thereto, will be paid to the lender or other creditors of the Partnership. In addition, the Partnership is currently involved in certain litigation, as discussed in Part II. Item 1. Legal Proceedings in this report, to which reference is hereby made. Upon completion of the sale of the Partnership's remaining assets, the Partnership expects to terminate. However, the termination of the Partnership could be delayed until resolution (or other acceptable treatment) of the pending litigation. The Holders of Interests should not expect to receive any future distributions from the Partnership.

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

TRANSACTIONS WITH AFFILIATES

     The General Partner of the Partnership or its affiliates may be reimbursed for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and its assets. For the three months ended March 31, 1997, there were no reimbursements due the General Partner of the Partnership or its affiliates for such direct or out-of-pocket expenditures. The total of such reimbursements for the three months ended March 31, 1996 was approximately $2,400.

     In addition, the General Partner and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Partnership and the operation of the Partnership's Properties. No reimbursements were due the General Partner or its affiliates for the three months ended March 31, 1997. The total of such costs for the three months ended March 31, 1996 was approximately $13,500.

     The Partnership also reimburses affiliates of the General Partner for certain general and administrative costs including, and without limitation, salary and salary-related costs. The Partnership was obligated to reimburse one of its affiliates approximately $0 and $5,800 for the three month periods ended March 31, 1997 and 1996, respectively, for costs incurred by the affiliate on behalf of the Partnership, none of which was outstanding at March 31, 1997.

     Prior to June 1996, the Partnership and Arvida/JMB Partners, L.P. (a publicly-held limited partnership affiliated with the General Partner, "Arvida/JMB-I") each employed project-related and administrative personnel who performed services on behalf of both partnerships. In addition, certain out-of-pocket expenditures related to such services and other general and administrative expenditures were incurred and charged to each partnership as appropriate. The Partnership reimbursed or received reimbursements from Arvida/JMB-I for such costs (including salary and salary-related costs). Subsequent to June 1996, the Partnership no longer employed any project-related or administrative personnel and incurred no costs on behalf of Arvida/JMB-I. For the three month period ended March 31, 1997, the Partnership was obligated to reimburse Arvida/JMB-I approximately $31,100. At March 31, 1997, approximately $19,400 was unpaid, $11,100 of which was paid as of May 13, 1997. The Partnership was not entitled to any reimbursement from Arvida/JMB-I for the three month period ended March 31, 1997. For the three months ended March 31, 1996, the Partnership was obligated to reimburse Arvida/JMB-I approximately $589,200 and the Partnership was entitled to receive reimbursements from Arvida/JMB-I of approximately $68,300.

     Arvida Company ("Arvida"), pursuant to an agreement with the Partnership, provides development, construction, management and other personnel and services to the Partnership for all of its projects and operations. Pursuant to such agreement, the Partnership reimburses Arvida for all of its salary and salary-related costs incurred in connection with work performed on behalf of the Partnership. The total of such costs for the three month periods ended March 31, 1997 and 1996 were approximately $20,400 and $105,500, respectively. At March 31, 1997, approximately $2,300 was unpaid, all of which was paid as of May 13, 1997.

     Pursuant to a requirement under the Partnership's credit facilities, a portion of the reimbursements paid to Arvida and Arvida/JMB-I as well as portions of the Partnership's insurance and loan refinancing costs incurred in 1992 and 1993, have been funded on the Partnership's behalf by advances from the General Partner. Such advances, which do not bear interest, totalled approximately $4,609,400 at March 31, 1997. The repayment of such advances is subordinated to the receipt by the Holders of Interests of certain levels of return, and therefore is not expected to be made. In addition, the Partnership was entitled to receive approximately $12,900 from an affiliate of the General Partner for salary and salary-related costs incurred by the Partnership on behalf of such affiliate of the General Partner, all of which was outstanding as of March 31, 1997 and none of which was paid as of May 13, 1997.

     Prior to the sale during June 1996 of the remaining land within the Heathrow Community, the Partnership incurred certain general and administrative expenses, including insurance premiums, which were paid by the Partnership on behalf of its affiliated homeowners associations. The Partnership receives reimbursements from the affiliates for such costs. For the three months ended March 31, 1996, the Partnership was entitled to receive approximately $5,200 from such affiliates. There were no amounts due the Partnership for the three month period ended March 31, 1997.

     Prior to the sale during June 1996 of the remaining land within the Heathrow Community, Arvida provided development management services to the Heathrow joint venture. The cumulative amount of such deferred management fees as of March 31, 1997 was approximately $3,005,200. Such deferred fees do not bear interest and remain payable. The ultimate payment of these management fees is not expected to be made as it is subordinated to certain levels of return to the Holders of Interests.

     In accordance with the Partnership Agreement, the General Partner and Associate Limited Partner have deferred a portion of their distributions of net cash flow from the Partnership totalling approximately $247,000. This amount, which does not bear interest, is not expected to be paid.

COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, including the Partnership's obligations with respect to the Santa Margarita Water District, the Partnership is contingently liable under standby letters of credit and bonds at March 31, 1997 for approximately $2,590,500 and $428,000, respectively.

     The Partnership has been named a defendant in a lawsuit filed in the Circuit Court in and for the Eighteenth Judicial Circuit, Seminole County, Florida entitled Land Investment I, Ltd., Heathrow Land & Development Corporation, Heathrow Shopping Center Associates, and Paulucci Investments
v. Arvida/JMB Managers-II, Inc., Arvida/JMB Partners, L.P.-II, Arvida Company and JMB Realty Corporation. The complaint, as amended, includes counts for breach of the management agreement, fraud in the inducement and conspiracy to commit fraud in the inducement, breach of the partnership agreement and constructive trust in connection with the purchase and management of the Heathrow development. Plaintiffs seek, among other things, unspecified compensatory damages, punitive damages, attorneys fees, costs, and such other relief as the Court deems appropriate. The Partnership believes that the lawsuit is without merit and intends to vigorously defend itself in this matter.

     The Partnership has been advised by Merrill Lynch, Pierce, Fenner & Smith, Incorporated ("Merrill Lynch") that various investors of the Partnership have sought to compel Merrill Lynch to arbitrate claims brought by certain investors of the Partnership, and has been named as a respondent in various arbitrations, representing approximately 11% of the total Interests outstanding. These claimants have sought and are seeking to arbitrate claims involving unspecified damages based on Merrill Lynch's alleged violations of applicable state and/or federal securities laws and alleged violations of the rules of the National Association of Securities Dealers, Inc., together with pendent state law claims. The Partnership believes that Merrill Lynch has resolved some of these claims through litigation and otherwise, and that Merrill Lynch is defending other claims.

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

TAX-EXEMPT BOND FINANCING

     In connection with the development of Talega (which was suspended during 1990), the Partnership has utilized bond financing to construct certain on-site and off-site water and sewer infrastructure improvements which the Partnership would otherwise be obligated to finance and construct as a condition to obtain certain approvals for the project. The principal amount of bonds issued was $62 million, and all of the proceeds from the offering have been utilized. As of March 31, 1997, $56,970,000 of the bonds were outstanding. The Partnership has not made any of the required payments to the District for assessments to pay principal and interest on the bonds or standby charges and operating expenses of the District since July 1994, when the District drew down an $11.4 million letter of credit which served as additional collateral securing payments of assessments attributable to principal and interest due on the bonds.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     The Partnership adopted FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective January 1, 1996. In accordance with FASB No. 121, the Partnership discontinued recording depreciation as all of its assets held for disposal. In addition, in conjunction with the application of this statement, the Partnership reversed the depreciation expense previously recorded in 1996 during the fourth quarter of 1996. The Partnership requires no impairment losses or other adjustments to be recorded as of March 31, 1997 as a result of the application of this statement. Operating results for properties held for sale or disposition are reflected as operating properties revenues and cost of revenues on the accompanying consolidated statements of operations for the three month periods ended March 31, 1997 and 1996.

ADJUSTMENTS

     In the opinion of the General Partner, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of March 31, 1997 and December 31, 1996 and for the three month periods ended March 31, 1997 and 1996 (assuming the Partnership continues as a going concern).

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

     At March 31, 1997 and December 31, 1996, the Partnership had cash and cash equivalents of approximately $247,700 and $181,600, respectively.
Bank overdrafts representing checks in transit of approximately $6,400 and $10,200 at March 31, 1997 and December 31, 1996, respectively, were repaid from cash on hand in April 1997 and January 1997, respectively. Remaining cash and cash equivalents were available for working capital requirements. The Partnership had suspended cash distributions to its Partners in late 1990 due to, among other things, deteriorating market conditions. The Partnership has been unable to reinstate distributions due to its financial condition and the operations of its Properties, which are also discussed more fully below. In addition, the Partnership is currently in default of the terms of its credit facilities and a default has been asserted with respect to assessments and charges relating to tax exempt bond financing and the operations of the Santa Margarita Water District. The source of the Partnership's liquidity is dependent upon its lender continuing to forbear from exercising its remedies under the Partnership's credit facility agreements and permitting the Partnership to use funds in a restricted cash collateral account and certain sales proceeds to finance the Partnership's limited operations, as more fully discussed in Part II -
Item 3. (Defaults upon Senior Securities).

     During June 1996, the Heathrow joint venture, in which the Partnership is the managing general partner, closed on the sale of the remaining land, the country club and certain related assets within the Partnership's Heathrow Community. This sale is the primary cause for various significant changes on the accompanying consolidated statements of operations for the three month period ended March 31, 1997 as compared to the same period in 1996.

     In March 1995, the Partnership and its lender entered into Forbearance Agreements pursuant to which, among other things, the Partnership proposed a plan for the orderly disposition of its remaining assets. The Forbearance Agreements were amended in October 1995 and again in September 1996 to provide for, among other things, extensions of the time frame for the orderly disposition of the Partnership's assets. In conjunction with the September 1996 amendment, the Partnership's lender agreed to forgive, waive and cancel a portion of the unpaid interest on the Partnership's credit facilities in the aggregate amount of $20 million, of which $2 million was allocated to interest on the revolving line of credit and $18 million was allocated to one of the term loans. The Partnership and its lender are in the process of negotiating the terms of another amendment to the March 1995 Forbearance Agreements which includes, among other things, an extension of the existing plan whereby the Partnership would sell its remaining assets by no later than June 30, 1997. The amendment also includes the forgiveness, by the Partnership's lender, of any remaining outstanding principal balance and accrued interest on the Partnership's credit facilities, upon the satisfaction of certain specified conditions including, among other things, the sale of the Partnership's remaining real estate assets at specified minimum prices, the payment of the net proceeds from such sales to the Partnership's lender, and the assignment of any other net assets of the Partnership to the lender. Such forgiveness of principal and interest would result in an extraordinary gain for financial reporting purposes.

     During October 1996, the Partnership reached an agreement with an unaffiliated third party for the sale of the Talega property. The sale was originally expected to close during 1996 and was subsequently extended to April 1997. However, the buyer defaulted under the terms of the contract without the sale of the property being consummated. The Partnership is currently marketing the property for sale.

     Although there can be no assurance, the Partnership is currently working to dispose of all of its remaining assets during 1997. The Partnership's ability to dispose of all of its assets during 1997 is dependent upon, among other things, the Partnership entering into a new contract and closing on the sale of its Talega Property by the end of the year, as well as the Heathrow venture contracting for the sale, and closing the sale, of the shopping plaza in the Heathrow Community. It is expected that any proceeds from the sale or other disposition of such assets, in excess of the costs of sale and general and administrative expenses attributable thereto, will be paid to the lender or other creditors of the Partnership. In addition, the Partnership is currently involved in certain litigation, as discussed in Part II. Item 1. Legal Proceedings in this report, to which reference is hereby made. Upon completion of the sale of the Partnership's remaining assets, the Partnership expects to terminate. However, termination of the Partnership could be delayed until resolution (or other acceptable treatment) of the pending litigation. Holders of Interests should not expect to receive any future distributions from the Partnership.

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

RESULTS OF OPERATIONS

     The results of operations for the three months ended March 31, 1997 and March 31, 1996 reflect the reduced activity of the Partnership due to its financial condition and the prohibition placed on the Partnership by its lender regarding the construction of new homes and the development of homesites within Heathrow.

     The significant decline in revenues generated by the Partnership for the three month period ended March 31, 1997 as compared to the same period in 1996 is due to the sale in June 1996 of the Partnership's remaining land, cable operations and country club in its Heathrow community. Operating revenues and cost of revenues for the three month period ended March 31, 1997 are attributable to the operations of the shopping plaza in the Heathrow community.

     Selling, general and administrative expenses decreased during the three month period ended March 31, 1997 as compared to the same period in 1996 due to the limited activities of the Partnership.

     Interest and real estate taxes declined due to a reduction in the debt outstanding during the three month period ended March 31, 1997 as compared to the same period in 1996. In addition, real estate taxes declined due to the Heathrow sale discussed above, as well as a decline in the taxes attributable to the Partnership's Talega Property.

     As of March 31, 1997, the Partnership's remaining assets include the Talega property, the shopping plaza in Heathrow and three homesites in the Eagle Watch Community. Although there can be no assurance, the Partnership is currently working to dispose of all its remaining assets during 1997.




PART II. OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     The Partnership has been named a defendant in a lawsuit filed in the Circuit Court in and for the Eighteenth Judicial Circuit, Seminole County, Florida entitled Land Investment I, Ltd., Heathrow Land & Development Corporation, Heathrow Shopping Center Associates, and Paulucci Investments
v. Arvida/JMB Managers-II, Inc., Arvida/JMB Partners, L.P.-II, Arvida Company and JMB Realty Corporation. The complaint, as amended, includes counts for breach of the management agreement, fraud in the inducement and conspiracy to commit fraud in the inducement, breach of the partnership agreement and constructive trust in connection with the purchase and management of the Heathrow development. Plaintiffs seek, among other things, unspecified compensatory damages, punitive damages, attorneys fees, costs, and such other relief as the Court deems appropriate. The Partnership believes that the lawsuit is without merit and intends to vigorously defend itself in this matter.

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

However, the Partnership did not have the funds to pay off the balances outstanding under the credit facilities. The Partnership has not made the required interest payments on its credit facilities since September 1994. The aggregate amount outstanding, including principal and all accrued and unpaid interest, on the Partnership's term loans and revolving line of credit at March 31, 1997 is approximately $78.8 million. In addition, as of March 31, 1997, the Partnership is liable under standby letters of credit for approximately $2,590,500. To date, the Partnership's lender has not pursued all of its remedies under the credit facility agreements relative to these defaults, which could include, among other things, the lender realizing upon its security interest in the Partnership's Properties. In March 1995, the Partnership and its lender entered into Forbearance Agreements which were subsequently modified on October 31, 1995 and September 24, 1996. Upon the execution of the September 24, 1996 amended agreements, the Partnership's lender agreed to forgive, waive and cancel a portion of the unpaid interest on the Partnership's credit facilities in the aggregate amount of $20 million, of which $2 million was allocated to interest on the revolving line of credit and $18 million was allocated to one of the term loans. The Partnership and its lender are in the process of negotiating the terms of another amendment to the March 1995 Forbearance Agreements which include, among other things, an extension of the existing plan whereby the Partnership would sell its remaining assets by no later than June 30, 1997. It is expected that any proceeds from the sale or other disposition of such assets, in excess of the costs and general and administrative expenses attributable thereto, will be paid to the lender or other creditors of the Partnership. Reference is made to
Part I. Financial Information and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of the Partnership's liquidity and capital resources.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)      Exhibits

    3. Amended and Restated Agreement of Limited Partnership incorporated herein by reference.*

    4.1. Assignment Agreement by and among the Partnership, the General Partner, the Initial Limited Partner and the Holders of Interests incorporated herein by reference.*

    4.2. Amended and Restated Credit Agreement dated June 23, 1992 between Arvida/JMB Partners, L.P.-II and Continental Bank N.A. and Bank of America National Trust and Savings Association is incorporated herein by reference.**

    4.3. Various mortgages and other security interests dated April 30, 1992 related to Arvida/JMB Partners, L.P.-II's Heathrow, Talega, Wesmere, Wycliffe, Eagle Watch, Burnt Hickory Lakes, Rock Creek and SouthRidge Lakes properties which secure loans under the Amended and Restated Credit Agreement referred to in Exhibit 4.2 are incorporated herein by reference.**

    4.4. Revolving Loan and Letter of Credit Facility Credit Agreement dated June 23, 1992 between Arvida/JMB Partners, L.P.-II and Continental Bank N.A. and Bank of America National Trust and Savings Association is incorporated herein by reference.**

    4.5. Various mortgages and other security interests dated June 23, 1992 related to Arvida/JMB Partners, L.P.-II's Heathrow, Talega, Wesmere, Wycliffe, Eagle Watch, Burnt Hickory Lakes, Rock Creek and SouthRidge Lakes properties which secure loans under the Revolving Loan and Letter of Credit Facility Credit Agreement referred to in Exhibit 4.4 are incorporated herein by reference.**

    4.6. Interim Bank Letter Agreement dated March 25, 1992 between Arvida/JMB Partners, L.P.-II and Continental Bank N.A., Bank of America National Trust and Savings Association, and Unibank is incorporated herein by reference.**

    4.7. Promissory Note effective July 1, 1992 between Arvida/JMB Partners, L.P.-II and Arvida/JMB Managers-II, Inc. is herein incorporated by reference. ****

    4.8. Forbearance and Modification Agreement (Credit Agreement) dated March 21, 1995 by and among Arvida/JMB Partners, L.P.-II, Heathrow Development Associates, Ltd., Eagle Watch Partners, Bank of America Illinois and Bank of America National Trust and Savings Association is incorporated herein by reference. *****

    4.9. Forbearance and Modification Agreement (Amended and Restated Credit Agreement) dated March 21, 1995 by and among Arvida/JMB Partners, L.P.-II, Heathrow Development Associates, Ltd., Eagle Watch Partners, Bank of America Illinois and Bank of America National Trust and Savings Association is incorporated herein by reference. *****

    4.10. Letter dated September 20, 1994 from the Partnership to Bank of America regarding the Partnership's acknowledgement that all proceeds from the sale of Collateral shall be delivered immediately to Co-Lenders is herein incorporated by reference to Exhibit 4.9 to the Partnership's Report on Form 10-Q (File No. 0-19245) filed on November 11, 1994.

    4.11.  Letter Agreement dated October 31, 1995 supplementing
Forbearance Agreements with Lenders is herein incorporated by reference.******

    4.12. Amendment of Forbearance and Modification Agreement dated September 24, 1996 is herein incorporated by reference to the Partnership's Report for September 30, 1996 on Form 10-Q (File No. 0-19245) dated November 9, 1996.

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

    10.4. Eagle Watch Partners General Partnership Agreement dated December 27, 1989 is herein incorporated by reference.**

    10.5.  Letter of Credit Agreement dated July 27, 1990 between
Arvida/JMB Partners, L.P.-II and Santa Margarita Water District regarding collateral for Tax-Exempt Bond Financing is herein incorporated by reference.**

    10.6. Agreement for the Payment of the Diemer Intertie Sublease Payments, Principal and Interest of Bonds of Improvement District No. 7 and Annual Budget Deficits Between Arvida/JMB Partners, L.P.-II and Santa Margarita Water District dated January 15, 1990 is herein incorporated by reference.*

    10.7. Stipulation and Settlement dated October 19, 1993 and Final Judgement and Order dated March 31, 1994 pertaining to the class action lawsuit is incorporated herein by reference.****

    10.8. Agreement for Purchase and Sale dated August 14, 1995 by and between Arvida/JMB Partners, L.P.-II and Heritage Development South, Inc. for the sale of certain real property within the Wesmere Community is incorporated herein by reference.******

    10.9. Agreement for Sale and Purchase of Real Property dated March 22, 1996 among Heathrow Development Associates, Ltd., Heathrow Cable Limited Partnership and Associates and Country Club, L.P. and 4/46A Corporation for the sale of the remaining land and certain related assets within the Heathrow Community is incorporated herein by reference to
Exhibit 10.15 to the Partnership's report for March 31, 1996 on Form 10-Q (File No. 0-19245) filed with the Securities and Exchange Commission dated May 10, 1996.

    27.    Financial Data Schedule

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


  (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1997.

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                ARVIDA/JMB PARTNERS, L.P.-II

                BY:   Arvida/JMB Managers-II, Inc.
                      (The General Partner)


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: May 9, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: May 9, 1997