Form 10-Q
period 1997-06-30
ARVIDA JMB PARTNERS L P II
filed 1997-08-14
CIK 852494

SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.   20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 1997     Commission file number 0-19245





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

                                        CONSOLIDATED BALANCE SHEETS

                                    JUNE 30, 1997 AND DECEMBER 31, 1996

                                                (UNAUDITED)


                                                  ASSETS
                                                  ------

                                                                             JUNE 30,      DECEMBER 31,
                                                                               1997           1996
                                                                          -------------    -----------

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .      $    351,091        181,623
Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,307,072        955,077
Trade and other accounts receivable (net of allowance
  for doubtful accounts of $0 at June 30, 1997
  and $76,289 at December 31, 1996) . . . . . . . . . . . . . . . . .            31,103        103,650
Real estate inventories . . . . . . . . . . . . . . . . . . . . . . .            39,683         57,598
Property and equipment held for sale or disposition . . . . . . . . .         2,776,878      2,701,441
Prepaid expenses and other assets . . . . . . . . . . . . . . . . . .           292,469        850,528
                                                                           ------------   ------------
        Total assets. . . . . . . . . . . . . . . . . . . . . . . . .      $  4,798,296      4,849,917
                                                                           ============   ============





                                       ARVIDA/JMB PARTNERS, L.P.-II
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                  CONSOLIDATED BALANCE SHEETS - CONTINUED


                                    LIABILITIES AND PARTNERS' DEFICITS
                                    ----------------------------------

                                                                             JUNE 30,      DECEMBER 31,
                                                                               1997           1996
                                                                          -------------    -----------

Liabilities:
 Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . . . .      $     21,535         10,222
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .           114,256        129,281
 Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            33,700         33,700
 Accrued expenses and other liabilities . . . . . . . . . . . . . . .        24,798,656     30,605,394
 Amounts due to affiliates. . . . . . . . . . . . . . . . . . . . . .         7,622,949      7,621,046
 Notes and mortgages payable (in default) . . . . . . . . . . . . . .        59,886,713     78,871,459
                                                                           ------------   ------------

Commitments and contingencies

       Total liabilities. . . . . . . . . . . . . . . . . . . . . . .        92,477,809    117,271,102
                                                                           ------------   ------------

Partners' deficits:
 General Partner and Associate Limited Partner:
   Capital contributions. . . . . . . . . . . . . . . . . . . . . . .             2,000          2,000
   Cumulative net loss. . . . . . . . . . . . . . . . . . . . . . . .        (6,597,044)    (8,448,354)
   Cumulative cash distributions. . . . . . . . . . . . . . . . . . .          (246,771)      (246,771)
                                                                           ------------   ------------
                                                                             (6,841,815)    (8,693,125)
                                                                           ------------   ------------
 Limited partners:
   Capital contributions, net of offering costs . . . . . . . . . . .       209,753,671    209,753,671
   Cumulative net loss. . . . . . . . . . . . . . . . . . . . . . . .      (281,370,195)  (304,260,557)
   Cumulative cash distributions. . . . . . . . . . . . . . . . . . .        (9,221,174)    (9,221,174)
                                                                           ------------   ------------
                                                                            (80,837,698)  (103,728,060)
                                                                           ------------   ------------
       Total partners' deficits . . . . . . . . . . . . . . . . . . .       (87,679,513)  (112,421,185)
                                                                           ------------   ------------
       Total liabilities and partners' deficits . . . . . . . . . . .      $  4,798,296      4,849,917
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

                                       ARVIDA/JMB PARTNERS, L.P.-II
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                             THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                                (UNAUDITED)
                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                 --------------------------  --------------------------
                                                      1997          1996          1997          1996
                                                  -----------    ----------   -----------    ----------
Revenues:
  Housing . . . . . . . . . . . . . . . . . . .   $     --            --            --          140,810
  Homesites . . . . . . . . . . . . . . . . . .        28,000       598,019        28,000     1,244,069
  Land and property . . . . . . . . . . . . . .    31,215,000    20,060,819    31,215,000    20,060,819
  Operating properties. . . . . . . . . . . . .       199,336     1,194,787       417,959     2,881,131
  Brokerage and other operations. . . . . . . .         --          225,457         --          561,628
                                                  -----------    ----------    ----------    ----------
          Total revenues. . . . . . . . . . . .    31,442,336    22,079,082    31,660,959    24,888,457

Cost of revenues:
  Housing . . . . . . . . . . . . . . . . . . .         --          186,094         --          333,373
  Homesites . . . . . . . . . . . . . . . . . .        22,427       505,439        22,427     1,063,976
  Land and property . . . . . . . . . . . . . .    (1,143,523)   14,050,234    (1,143,523)   14,050,234
  Operating properties. . . . . . . . . . . . .       122,586     1,280,352       230,974     2,559,036
  Brokerage and other operations. . . . . . . .         --          241,530         --          534,794
                                                  -----------    ----------    ----------    ----------
          Total cost of revenues. . . . . . . .      (998,510)   16,263,649      (890,122)   18,541,413

Gross operating profit. . . . . . . . . . . . .    32,440,846     5,815,433    32,551,081     6,347,044
Selling, general and administrative expenses. .      (375,614)     (857,187)     (571,340)   (1,339,962)
                                                  -----------    ----------    ----------    ----------
          Net operating income. . . . . . . . .    32,065,232     4,958,246    31,979,741     5,007,082

Interest income . . . . . . . . . . . . . . . .         --            6,309        11,476        15,433
Interest and real estate taxes. . . . . . . . .    (3,625,420)   (4,700,270)   (7,249,545)   (9,773,030)
                                                  -----------    ----------    ----------    ----------
          Net income (loss) . . . . . . . . . .   $28,439,812       264,285    24,741,672    (4,750,515)
                                                  ===========    ==========    ==========    ==========
          Net income (loss) per
            Limited Partnership
            Interest. . . . . . . . . . . . . .   $    112.40          4.71         97.77        (10.90)
                                                  ===========    ==========    ==========    ==========

          The accompanying notes are an integral part of these consolidated financial statements.

                                       ARVIDA/JMB PARTNERS, L.P.-II
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                  SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                                (UNAUDITED)
                                                                                1997            1996
                                                                            ------------    -----------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 24,741,672     (4,750,515)
Charges to net income (loss) not requiring cash:
  Amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18,196         54,304
  Provision for doubtful accounts . . . . . . . . . . . . . . . . . . . . .      (17,379)        32,735
  Loss on disposition of property and equipment . . . . . . . . . . . . . .        2,789      1,765,143
  Write-off of obligation related to Talega Property. . . . . . . . . . . .   (1,800,000)         --
Changes in:
  Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (351,995)     1,341,307
  Trade and other accounts receivable . . . . . . . . . . . . . . . . . . .       89,928        802,376
  Real estate inventories:
    Additions to real estate inventories. . . . . . . . . . . . . . . . . .        --        (4,464,714)
    Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17,915     15,180,693
  Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . .      539,863        670,202
  Accounts payable, accrued expenses and other liabilities. . . . . . . . .   (4,021,765)     8,885,873
  Deposits and unearned income. . . . . . . . . . . . . . . . . . . . . . .        --          (835,232)
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . . . .        1,903        196,955
                                                                            ------------    -----------
          Net cash provided by operating activities . . . . . . . . . . . .   19,221,127     18,879,127
                                                                            ------------    -----------

Investing activities:
  Proceeds from disposal of property and equipment. . . . . . . . . . . . .        --         1,835,911
  Acquisition of property and equipment . . . . . . . . . . . . . . . . . .      (78,226)         --
                                                                            ------------    -----------
          Net cash provided by (used in) investing activities . . . . . . .      (78,226)     1,835,911
                                                                            ------------    -----------

Financing activities:
  Payments of notes and mortgages payable . . . . . . . . . . . . . . . . .  (18,984,746)   (21,068,292)
  Proceeds from (repayments of) bank overdrafts . . . . . . . . . . . . . .       11,313       (550,666)
                                                                            ------------    -----------
          Net cash used in financing activities . . . . . . . . . . . . . .  (18,973,433)   (21,618,958)
                                                                            ------------    -----------




                                       ARVIDA/JMB PARTNERS, L.P.-II
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED



                                                                                1997            1996
                                                                            ------------    -----------

Increase (decrease) in cash and cash equivalents. . . . . . . . . . . . . .      169,468       (903,920)

Cash and cash equivalents, beginning of year. . . . . . . . . . . . . . . .      181,623      1,387,313
                                                                            ------------    -----------

Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . . $    351,091        483,393
                                                                            ============    ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other
    interest, net of amounts capitalized. . . . . . . . . . . . . . . . . . $      --             --
                                                                            ============    ===========

  Non-cash investing and financing activities . . . . . . . . . . . . . . . $      --             --
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

                        JUNE 30, 1997 AND 1996

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

GENERAL

     Capitalized Interest and Real Estate Taxes

     Due to the prohibitions on construction and development imposed on the Partnership by its lender, no amounts of interest or real estate taxes qualified for capitalization in 1996 and 1997.

     Interest of $4,410,150 and $5,657,189 was incurred for the six months ended June 30, 1997 and 1996, respectively. Interest of $2,139,310 and $2,742,832 was incurred for the three months ended June 30, 1997 and 1996, respectively. The Partnership has not made the required monthly interest payments on its credit facility since September 1994.

     Real estate taxes of $2,839,395 and $4,115,841 were incurred for the six months ended June 30, 1997 and 1996, respectively. Real estate tax payments of $11,287,186 and $517,359 were made during the six months ended June 30, 1997 and 1996, respectively. Real estate taxes of $1,486,110 and $1,957,438 were incurred for the three months ended June 30, 1997 and 1996, respectively. Real estate tax payments of $11,287,186 and $67,616 were made during the three months ended June 30, 1997 and 1996, respectively. The increase in real estate taxes paid during the three and six months ended June 30, 1997 as compared to the same periods in 1996 is due to the taxes paid in conjunction with the closing on the sale of the Talega Property, as discussed below in Notes and mortgages payable (in default). The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities (sold in June 1996) and other operating properties as these taxes are included in cost of revenues for operating properties.

     Property and Equipment and Other Assets

     No depreciation expense was incurred for the three and six month periods ended June 30, 1997 and 1996. Reference is made to the "Impact of Recently Issued Accounting Standards" note for a discussion of the Partnership's implementation of the Financial Accounting Standards Board's Statement No. 121 ("FASB No. 121"). Amortization of other assets of $18,196 and $54,304 was incurred for the six months ended June 30, 1997 and 1996, respectively. Amortization of other assets of $8,513 and $23,447 was incurred for the three months ended June 30, 1997 and 1996, respectively.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

     Restricted cash at June 30, 1997 and December 31, 1996 consists primarily of the amount remaining from the original $3 million which was deposited into a restricted collateral account in March 1995 pursuant to an agreement between the Partnership and its lender. Subject to the approval of the Partnership's lender, cash in the restricted collateral account is utilized to fund the Partnership's expenses. Additional amounts were deposited into the restricted collateral account pursuant to the sale of the Partnership's remaining land, cable operation and country club in the Heathrow community in 1996, and the sale of the Talega Property in May 1997.


NOTES AND MORTGAGES PAYABLE (IN DEFAULT)

     The Partnership's credit facilities consist of a $52.5 million term loan, a $67.5 million term loan, a revolving line of credit of approximately $14.3 million and letters of credit securing performance obligations of the Partnership. At June 30, 1997, approximately $10.4 million, $38.0 million and $11.5 million was outstanding under the $52.5 million term loan, the $67.5 million term loan and the revolving line of credit facility, respectively.

     For the six month period ended June 30, 1997, the effective interest rate for the combined term loans and the revolving line of credit facility was approximately 12.7% per annum. The Partnership has not made the required interest payments on its credit facilities since September 1994. The amount of interest which remains payable at June 30, 1997 totals approximately $21.2 million.

     In March 1995, the Partnership and its lender entered into Forbearance Agreements pursuant to which, among other things, the Partnership proposed a plan for the orderly disposition of its remaining assets. The Forbearance Agreements were amended in October 1995 and again in September 1996 to provide for, among other things, extensions of the time frame for the orderly disposition of the Partnership's assets. In conjunction with the September 1996 amendment, the Partnership's lender agreed to forgive, waive and cancel a portion of the unpaid interest on the Partnership's credit facilities in the aggregate amount of $20 million, of which $2 million was allocated to interest on the revolving line of credit and $18 million was allocated to interest on one of the term loans. The Partnership and its lender amended the March 1995 Forbearance Agreements to include, among other things, an extension of the existing plan whereby the Partnership would sell its remaining assets by no later than June 30, 1997.

The amendment also provides for the forgiveness, by the Partnership's lender, of any remaining outstanding principal balance and accrued interest on the Partnership's credit facilities, upon the satisfaction of certain specified conditions including, among other things, the sale of the Partnership's remaining real estate assets at specified minimum prices, the payment of the net proceeds from such sales to the Partnership's lender, and the assignment of any other net assets of the Partnership to the lender. Such forgiveness of principal and interest would result in an extraordinary gain for financial reporting purposes. The Partnership and its lender are currently negotiating the terms of a further extension of the March 1995 Forbearance Agreements.

     On May 30, 1997, the Partnership closed on the sale of its Talega Property to an unaffiliated third party for $31.1 million. The terms of the sale were generally in accordance with the agreement made in October 1996 with certain modifications. In conjunction with the sale of the Talega Property, the Partnership paid all current and delinquent property taxes (including penalties and interest thereon). In addition, the Partnership reached an agreement with the Santa Margarita Water District (the "District") resulting in an agreed upon amount due with respect to the Partnership's tax exempt bond financing. This amount was paid at closing, at which time the Partnership received a full and unconditional release from the District. In addition, all contractual obligations of the Partnership with respect to the Talega Property were assumed by the buyer. The net proceeds from the sale, after prorations and closing costs, totaled approximately $19.1 million. Of this amount, approximately $18.8 million was applied against the outstanding principal balance on the Partnership's term loans, and $0.3 million was deposited to fund the Partnership's expenses. As previously reported, the Partnership had reduced its basis in the Talega Property for financial reporting purposes to zero through loss provisions. Therefore, the sale of the Talega Property resulted in a gain of approximately $32.2 million for financial reporting purposes. The gain exceeds the gross sale price due to the write-off of an obligation related to the Talega Property for which the Partnership is no longer liable. The write-off of this obligation is the cause for the credit balance in Land and property cost of sales on the accompanying consolidated statements of operations for the three and six month periods ended June 30, 1997. This closing is the primary cause for the decrease in Notes and mortgages payable (in default) and Accrued expenses and other liabilities on the accompanying consolidated balance sheets at June 30, 1997 as compared to December 31, 1996.

     Proceeds from the sales of the Partnership's assets and other collateral securing the credit facilities, net of brokerage commissions and certain other customary selling expenses, are delivered to the lender to be applied against the outstanding principal balances on the term loans. Through June 30, 1997, the Partnership has remitted proceeds totaling approximately $59.2 million from sales made after becoming subject to this requirement in September 1994.

     On July 15, 1997, the Partnership closed on the sale of its retail shopping plaza at the Heathrow community to an unaffiliated third party for $5.1 million. The net proceeds from the sale, after prorations and closing costs, totaled approximately $5.0 million. Of this amount, $4.9 million was applied against the outstanding principal balance on the Partnership's term loans, and $0.1 million was deposited to fund the Partnership's expenses.

     Although there can be no assurance, the Partnership is working to dispose of the two remaining lots in Eagle Watch during 1997. It is expected that any proceeds from the sale or other disposition of these lots, in excess of the costs of sale and general and administrative expenses attributable thereto, will be paid to the lender or other creditors of the Partnership. In addition, the Partnership is currently involved in certain litigation, as discussed in Part II. Item 1. Legal Proceedings in this report, to which reference is hereby made. Upon completion of the sale of the Partnership's remaining assets, the Partnership expects to terminate. However, the termination of the Partnership could be delayed until resolution (or other acceptable treatment) of the pending litigation. The Holders of Interests should not expect to receive any future distributions from the Partnership.

TRANSACTIONS WITH AFFILIATES

     The General Partner of the Partnership or its affiliates may be reimbursed for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and its assets. For the six months ended June 30, 1997, there were no reimbursements due the General Partner of the Partnership or its affiliates for such direct or out-of-pocket expenditures. The total of such reimbursements for the six months ended June 30, 1996 was approximately $3,400, all of which has been paid.

     In addition, the General Partner and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Partnership and the operation of the Partnership's Properties. Such costs were approximately $8,300 for the six months ended June 30, 1997, all which was paid as of June 30, 1997. The total of such costs for the six months ended June 30, 1996 was approximately $17,300, all of which has been paid.

     The Partnership also receives reimbursements from, or reimburses, affiliates of the General Partner for certain general and administrative costs including, and without limitation, salary and salary-related costs. The Partnership was entitled to receive from one of its affiliates approximately $0 and $11,700 for the six month periods ended June 30, 1997 and 1996, respectively, for costs incurred by the Partnership on behalf of the affiliate, none of which was outstanding at June 30, 1997.

     Prior to June 1996, the Partnership and Arvida/JMB Partners, L.P. (a publicly-held limited partnership affiliated with the General Partner, "Arvida/JMB-I") each employed project-related and administrative personnel who performed services on behalf of both partnerships. In addition, certain out-of-pocket expenditures related to such services and other general and administrative expenditures were incurred and charged to each partnership as appropriate. The Partnership reimbursed or received reimbursements from Arvida/JMB-I for such costs (including salary and salary-related costs). Subsequent to June 1996, the Partnership no longer employed any project-related or administrative personnel and incurred no costs on behalf of Arvida/JMB-I. For the six month period ended June 30, 1997, the Partnership was obligated to reimburse Arvida/JMB-I approximately $56,000. At June 30, 1997, approximately $20,500 was unpaid, all of which was paid as of August 8, 1997. The Partnership was not entitled to any reimbursement from Arvida/JMB-I for the six month period ended June 30, 1997. For the six months ended June 30, 1996, the Partnership was obligated to reimburse Arvida/JMB-I approximately $1,178,900 and the Partnership was entitled to receive reimbursements from Arvida/JMB-I of approximately $113,700. At June 30, 1997, approximately $1,800 remains outstanding from the prior year, none of which was paid as of August 8, 1997.

     Arvida Company ("Arvida"), pursuant to an agreement with the Partnership, provides development, construction, management and other personnel and services to the Partnership for all of its projects and operations. Pursuant to such agreement, the Partnership reimburses Arvida for all of its salary and salary-related costs incurred in connection with work performed on behalf of the Partnership. The total of such costs for the six month periods ended June 30, 1997 and 1996 were approximately $21,600 and $157,000, respectively. At June 30, 1997, approximately $3,500 was unpaid, all of which was paid as of August 8, 1997.

     Pursuant to a requirement under the Partnership's credit facilities, a portion of the reimbursements paid to Arvida and Arvida/JMB-I as well as portions of the Partnership's insurance and loan refinancing costs incurred in 1992 and 1993, have been funded on the Partnership's behalf by advances from the General Partner. Such advances, which do not bear interest, totaled approximately $4,609,400 at June 30, 1997. The repayment of such advances is subordinated to the receipt by the Holders of Interests of certain levels of return, and therefore is not expected to be made. In addition, the Partnership was entitled to receive approximately $12,900 from an affiliate of the General Partner for salary and salary-related costs incurred by the Partnership on behalf of such affiliate of the General Partner, all of which was outstanding at June 30, 1997 and none of which was paid as of August 8, 1997.

     Prior to the sale during June 1996 of the remaining land within the Heathrow Community, the Partnership incurred certain general and administrative expenses, including insurance premiums, which were paid by the Partnership on behalf of its affiliated homeowners associations. The Partnership receives reimbursements from the affiliates for such costs. For the six months ended June 30, 1996, the Partnership was entitled to receive approximately $5,200 from such affiliates, all of which was received. The Partnership was entitled to receive approximately $400 for the six month period ended June 30, 1997. At June 30, 1997, approximately $1,000 was outstanding, which includes amounts owed from the prior year.

     Prior to the sale during June 1996 of the remaining land within the Heathrow Community, Arvida provided development management services to the Heathrow joint venture. The payment of the management fees in connection with these services has been deferred. The cumulative amount of such deferred management fees as of June 30, 1997 was approximately $3,005,200. Such deferred fees do not bear interest and remain payable. The ultimate payment of these management fees is not expected to be made as it is subordinated to certain levels of return to the Holders of Interests.

     In accordance with the Partnership Agreement, the General Partner and Associate Limited Partner have deferred a portion of their distributions of net cash flow from the Partnership totalling approximately $247,000. This amount, which does not bear interest, is not expected to be paid.

COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, including the Partnership's obligations with respect to the Santa Margarita Water District, the Partnership is contingently liable under standby letters of credit and bonds at June 30, 1997 for approximately $2,491,000 and $558,000, respectively. In connection with the sale of the Talega Property, the purchaser has agreed to indemnify the Partnership against any losses in connection with these standby letters of credit and bonds.

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

TAX-EXEMPT BOND FINANCING

     In connection with the development of the Talega Property (which was suspended during 1990), the Partnership had utilized bond financing to construct certain on-site and off-site water and sewer infrastructure improvements which the Partnership would have otherwise been obligated to finance and construct as a condition to obtaining certain approvals for the project. The principal amount of bonds issued was $62 million, and all of the proceeds from the offering have been utilized. In conjunction with the sale of the Talega Property, the Partnership reached an agreement with the District resulting in an agreed upon amount due with respect to the Partnership's tax exempt bond financing. This amount was paid at closing, at which time the Partnership received a full and unconditional release from the District.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     The Partnership adopted FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective January 1, 1996. In accordance with FASB No. 121, the Partnership discontinued recording depreciation as all of its assets are held for disposal. In addition, in conjunction with the application of this statement, the Partnership reversed the depreciation expense previously recorded in 1996 during the fourth quarter of 1996. The Partnership requires no impairment losses or other adjustments to be recorded as of June 30, 1997 as a result of the application of this statement. Operating results for properties held for sale or disposition are reflected as operating properties revenues and cost of revenues on the accompanying consolidated statements of operations for the three and six month periods ended June 30, 1997 and 1996.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. As the Partnership's capital structure consists of only general and limited partnership interests, the Partnership does not expect any significant impact on its consolidated financial statements upon adoption of these standards when required at the end of 1997.


ADJUSTMENTS

     In the opinion of the General Partner, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of June 30, 1997 and December 31, 1996 and for the three and six month periods ended June 30, 1997 and 1996.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements ("Notes") contained in this report for additional information concerning certain of the Partnership's investments.

     At June 30, 1997 and December 31, 1996, the Partnership had unrestricted cash and cash equivalents of approximately $351,000 and $181,600, respectively. Bank overdrafts representing checks in transit of approximately $21,500 and $10,200 at June 30, 1997 and December 31, 1996, respectively, were repaid from cash on hand in July 1997 and January 1997, respectively. Remaining cash and cash equivalents were available for working capital requirements. The Partnership had suspended cash distributions to its Partners in late 1990 due to, among other things, deteriorating market conditions. The Partnership has been unable to reinstate distributions due to its financial condition and the operations of its Properties, which are also discussed more fully below. In addition, the Partnership is currently in default of the terms of its credit facilities. The source of the Partnership's liquidity is dependent upon its lender continuing to forbear from exercising its remedies under the Partnership's credit facility agreements and permitting the Partnership to use funds in a restricted cash collateral account and certain sales proceeds to finance the Partnership's limited operations, as more fully discussed in Part II - Item 3. (Defaults upon Senior Securities).

     In March 1995, the Partnership and its lender entered into Forbearance Agreements pursuant to which, among other things, the Partnership proposed a plan for the orderly disposition of its remaining assets. The Forbearance Agreements were amended in October 1995 and again in September 1996 to provide for, among other things, extensions of the time frame for the orderly disposition of the Partnership's assets. In conjunction with the September 1996 amendment, the Partnership's lender agreed to forgive, waive and cancel a portion of the unpaid interest on the Partnership's credit facilities in the aggregate amount of $20 million, of which $2 million was allocated to interest on the revolving line of credit and $18 million was allocated to interest on one of the term loans. The Partnership and its lender amended the March 1995 Forbearance Agreements to include, among other things, an extension of the existing plan whereby the Partnership would sell its remaining assets by no later than June 30, 1997.

The amendment also provides for the forgiveness, by the Partnership's lender, of any remaining outstanding principal balance and accrued interest on the Partnership's credit facilities, upon the satisfaction of certain specified conditions including, among other things, the sale of the Partnership's remaining real estate assets at specified minimum prices, the payment of the net proceeds from such sales to the Partnership's lender, and the assignment of any other net assets of the Partnership to the lender. Such forgiveness of principal and interest would result in an extraordinary gain for financial reporting purposes. The Partnership and its lender are currently negotiating the terms of a further extension of the March 1995 Forbearance Agreements.

     During June 1996, the Heathrow joint venture, in which the Partnership is the managing general partner, closed on the sale of the remaining land, the country club and certain related assets within the Partnership's Heathrow Community. This sale is the cause for various significant changes on the accompanying consolidated statements of operations for the three and six month periods ended June 30, 1997 as compared to the same periods in 1996.

     On May 30, 1997, the Partnership closed on the sale of its Talega Property to an unaffiliated third party for $31.1 million. The terms of the sale were generally in accordance with the agreement made in October 1996 with certain modifications. In conjunction with the sale of the Talega Property, the Partnership paid all current and delinquent property taxes (including penalties and interest thereon). In addition, the Partnership reached an agreement with the Santa Margarita Water District (the "District") resulting in an agreed upon amount due with respect to the Partnership's tax exempt bond financing. This amount was paid at closing, at which time the Partnership received a full and unconditional release from the District. In addition, all contractual obligations of the Partnership with respect to the Talega Property were assumed by the buyer. The net proceeds from the sale, after prorations and closing costs, totaled approximately $19.1 million. Of this amount, approximately $18.8 million was applied against the outstanding principal balance on the Partnership's term loans, and $0.3 million was deposited to fund the Partnership's expenses. This closing is the primary cause for the decrease in Notes and mortgages payable (in default) and Accrued expenses and other liabilities on the accompanying consolidated balance sheets at June 30, 1997 as compared to December 31, 1996.

     On July 15, 1997, the Partnership closed on the sale of its retail shopping plaza at the Heathrow community to an unaffiliated third party for $5.1 million. The net proceeds from the sale, after prorations and closing costs, totaled approximately $5.0 million. Of this amount, $4.9 million was applied against the outstanding principal balance on the Partnership's term loans, and $0.1 million was deposited to fund the Partnership's expenses.

     Although there can be no assurance, the Partnership is working to dispose of the two remaining lots in Eagle Watch during 1997. It is expected that any proceeds from the sale or other disposition of these lots, in excess of the costs of sale and general and administrative expenses attributable thereto, will be paid to the lender or other creditors of the Partnership. In addition, the Partnership is currently involved in certain litigation, as discussed in Part II. Item 1. Legal Proceedings in this report, to which reference is hereby made. Upon completion of the sale of the Partnership's remaining assets, the Partnership expects to terminate. However, termination of the Partnership could be delayed until resolution (or other acceptable treatment) of the pending litigation. Holders of Interests should not expect to receive any future distributions from the Partnership.


RESULTS OF OPERATIONS

     The results of operations for the three and six months ended June 30, 1997 and June 30, 1996 reflect the reduced activity of the Partnership due to its financial condition and the prohibition placed on the Partnership by its lender regarding the construction of new homes and the development of homesites within Heathrow.

     The significant decrease in homesite, operating properties, and brokerage and other operations revenues and cost of revenues generated by the Partnership for the three and six month periods ended June 30, 1997 as compared to the same periods in 1996 is due to the sale in June 1996 of the Partnership's remaining land, cable operations and country club in its Heathrow community. Operating revenues and cost of revenues for the three and six month periods ended June 30, 1997 are attributable to the operations of the retail shopping plaza in the Heathrow community.

     Homesite revenues and cost of revenues for the three and six months ended June 30, 1997 resulted from the closing of one of the lots in the Eagle Watch Community. The Partnership is currently working to dispose of the two remaining lots in Eagle Watch during 1997.

     Land and property revenues and cost of revenues for 1997 and 1996 reflect the sales of the Talega Property and the remaining land, cable operations and country club in the Heathrow community, respectively. As previously reported, the Partnership had reduced its basis in the Talega Property for financial reporting purposes to zero through loss provisions. Therefore, the sale of the Property resulted in a gain of approximately $32.2 million for financial reporting purposes. The gain exceeds the gross sale price of $31.1 million due to the write-off of an obligation related to the Property for which the Partnership is no longer liable. The write-off of this obligation is the cause for the credit balance in Land and property cost of sales on the accompanying consolidated statements of operations for the three and six month periods ended June 30, 1997. Land and property revenues for the three and six months ended June 30, 1997 also include proceeds of approximately $0.1 million from the closing on the sales center used in the Partnership's Wesmere community prior to the sale of the remaining land in that community in November 1995.

     Selling, general and administrative expenses decreased during the three and six month periods ended June 30, 1997 as compared to the same periods in 1996 due to the limited activities of the Partnership.

     Interest and real estate taxes declined due to a reduction in the debt outstanding during the three and six month periods ended June 30, 1997 as compared to the same periods in 1996. In addition, real estate taxes declined due to the Heathrow sale discussed above, as well as a decline in the taxes attributable to the Partnership's Talega Property as a result of the sale of that Property in May 1997.



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

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The Partnership's $67.5 million term loan had a certain loan-to-value covenant relative to the Partnership's Talega Property. Based upon an independent appraisal of Talega which was prepared on behalf of the Partnership's lender, the Partnership has not been in compliance with this covenant. On March 4, 1994, pursuant to the terms of this loan-to-value covenant, the Partnership received a notice of default from its lender.
The Partnership was required to make a term loan payment, including accrued interest, of approximately $59 million in order to cure this default. The Partnership did not have the funds to make such payment. In addition, the Partnership's credit facilities matured on December 30, 1994.

However, the Partnership did not have the funds to pay off the balances outstanding under the credit facilities. The Partnership has not made the required interest payments on its credit facilities since September 1994. The aggregate amount outstanding, including principal and all accrued and unpaid interest, on the Partnership's term loans and revolving line of credit at June 30, 1997 is approximately $59.9 million. In addition, as of June 30, 1997, the Partnership is liable under standby letters of credit for approximately $2,491,000. In connection with the sale of the Talega Property, the purchaser has agreed to indemnify the Partnership against any losses in connection with these standby letters of credit. To date, the Partnership's lender has not pursued all of its remedies under the credit facility agreements relative to these defaults, which could include, among other things, the lender realizing upon its security interest in the Partnership's Properties. In March 1995, the Partnership and its lender entered into Forbearance Agreements which were subsequently modified on October 31, 1995 and September 24, 1996. Upon the execution of the September 24, 1996 amended agreements, the Partnership's lender agreed to forgive, waive and cancel a portion of the unpaid interest on the Partnership's credit facilities in the aggregate amount of $20 million, of which $2 million was allocated to interest on the revolving line of credit and $18 million was allocated to interest on one of the term loans. The Partnership and its lender amended the March 1995 Forbearance Agreements to include, among other things, an extension of the existing plan whereby the Partnership would sell its remaining assets by no later than June 30, 1997. The Partnership and its lender are currently negotiating the terms of a further extension of the March 1995 Forbearance Agreements. The Partnership closed on the sale of its Talega Property in May 1997. The net proceeds from the sale, after prorations and closing costs, totaled approximately $19.1 million, of which approximately $18.8 million was applied against the outstanding principal balance on the Partnership's term loans and $0.3 million was deposited to fund the Partnership's expenses.
In July 1997, the Partnership closed on the sale of its retail shopping plaza in the Heathrow community. The net proceeds from this sale, after prorations and closing costs, totaled approximately $5.0 million, of which approximately $4.9 million was applied against the outstanding principal balance on the Partnership's term loans and $0.1 million was deposited to fund the Partnership's expenses. It is expected that any proceeds from the sale or other disposition of the two remaining lots in the Partnership's Eagle Watch community, in excess of the costs and general and administrative expenses attributable thereto, will be paid to the lender or other creditors of the Partnership. Reference is made to Part I. Financial Information and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of the Partnership's liquidity and capital resources.

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

    4.13. Amendment of Forbearance and Modification Agreement dated May 13, 1997 is filed herewith.

    4.14.  Letter of Credit Reimbursement Agreement among Bank of
American National Trust and Savings Association, Bank of America Illinois and Arvida/JMB Partners, L.P.-II dated May 30, 1997 is filed herewith.

    4.15.  Indemnification Agreement dated May 30, 1997 between
Arvida/JMB Partners, L.P.-II and Catellus Residential Group, Standard Pacific of Orange County, Inc. and Starwood Opportunity Fund IV, L.P. is filed herewith.

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

    10.10 Agreement for Sale and Purchase of Real Property dated May 27, 1997 by and between Heathrow Development Associates, Ltd. and Roliho, Inc. for the sale of the retail shopping plaza at the Heathrow community is incorporated by reference to the Exhibit 2.1 to the Partnership's report on Form 8-K (File No. 0-19245) dated July 15, 1997 filed with the Securities and Exchange Commission.

    10.11 Agreement for Sale and Purchase of Real Property dated October 25, 1996 by and between Arvida/JMB Partners, L.P.-II and Starwood/Talega Associates, L.L.C. for the sale of certain real property within the Talega Property is incorporated by reference to Exhibit 10.16 to the Partnership's report for September 30, 1996 on Form 10-Q (File No. 0-19245) filed with the Securities and Exchange Commission dated November 8, 1996.

    10.12 Amendment dated March 18, 1997 to Agreement for Purchase and Sale of Real Property by and between Arvida/JMB Partners, L.P.-II and Starwood/Talega Associates, L.L.C. for the sale of certain real property within the Talega Property is incorporated by reference to Exhibit 10.9 to the Partnership's report for December 31, 1996 on Form 10-K (File No. 0-19245) filed with the Securities and Exchange Commission dated March 21, 1997.

    10.13 Amendment dated December 9, 1996 to Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Arvida/JMB Partners, L.P.-II and Starwood/Talega Associates, L.L.C. for the sale of certain real property within the Talega Property is incorporated by reference to Exhibit 2.3 to the Partnership's report on Form 8-K (File No. 0-19245) dated June 16, 1997 filed with the Securities and Exchange Commission.

    10.14 Amendment dated May 20, 1997 to Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Arvida/JMB Partners, L.P.-II and Starwood/Talega Associates, L.L.C. for the sale of certain real property within the Talega Property is incorporated by reference to Exhibit 2.4.

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

  (b) The following reports on Form 8-K have been filed since the quarter ended March 31, 1997.

           The Partnership's report dated June 16, 1997 describing the sale of the Talega Property.

           The Partnership's report dated July 15, 1997 describing the sale of the retail shopping plaza at the Heathrow community.

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                ARVIDA/JMB PARTNERS, L.P.-II

                BY:   Arvida/JMB Managers-II, Inc.
                      (The General Partner)


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: August 8, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 8, 1997