Form 10-Q
period 1997-09-30
ARVIDA JMB PARTNERS L P II
filed 1997-11-13
CIK 852494

SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.   20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1997                      Commission file number 0-19245





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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes [ X ]  No [   ]

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . .      3


Item 2.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations. . . . . . . . . . . . . .     15



PART II    OTHER INFORMATION


Item 1.    Legal Proceedings. . . . . . . . . . . . . . . .     17


Item 3.    Defaults Upon Senior Securities. . . . . . . . .     18


Item 6.    Exhibits and Reports on Form 8-K . . . . . . . .     19

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                       ARVIDA/JMB PARTNERS, L.P.-II
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                        CONSOLIDATED BALANCE SHEETS

                                 SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                (UNAUDITED)


                                                  ASSETS
                                                  ------

                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                              1997            1996
                                                                          -------------    -----------

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .      $    124,670        181,623
Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,166,783        955,077
Trade and other accounts receivable (net of allowance
  for doubtful accounts of $49,597 at September 30, 1997
  and $76,289 at December 31, 1996) . . . . . . . . . . . . . . . . .             --           103,650
Real estate inventories . . . . . . . . . . . . . . . . . . . . . . .            26,589         57,598
Property and equipment held for sale or disposition . . . . . . . . .             --         2,701,441
Prepaid expenses and other assets . . . . . . . . . . . . . . . . . .           197,512        850,528
                                                                           ------------   ------------
        Total assets. . . . . . . . . . . . . . . . . . . . . . . . .      $  1,515,554      4,849,917
                                                                           ============   ============





                                       ARVIDA/JMB PARTNERS, L.P.-II
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                  CONSOLIDATED BALANCE SHEETS - CONTINUED


                                    LIABILITIES AND PARTNERS' DEFICITS
                                    ----------------------------------

                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                              1997            1996
                                                                          -------------    -----------

Liabilities:
 Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . . . .      $      3,082         10,222
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .            68,775        129,281
 Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            33,700         33,700
 Accrued expenses and other liabilities . . . . . . . . . . . . . . .        26,271,539     30,605,394
 Amounts due to affiliates, net . . . . . . . . . . . . . . . . . . .         7,610,144      7,621,046
 Notes and mortgages payable (in default) . . . . . . . . . . . . . .        54,960,991     78,871,459
                                                                           ------------   ------------

Commitments and contingencies

       Total liabilities. . . . . . . . . . . . . . . . . . . . . . .        88,948,231    117,271,102
                                                                           ------------   ------------

Partners' deficits:
 General Partner and Associate Limited Partner:
   Capital contributions. . . . . . . . . . . . . . . . . . . . . . .             2,000          2,000
   Cumulative net loss. . . . . . . . . . . . . . . . . . . . . . . .        (6,840,807)    (8,448,354)
   Cumulative cash distributions. . . . . . . . . . . . . . . . . . .          (246,771)      (246,771)
                                                                           ------------   ------------
                                                                             (7,085,578)    (8,693,125)
                                                                           ------------   ------------
 Limited partners:
   Capital contributions, net of offering costs . . . . . . . . . . .       209,753,671    209,753,671
   Cumulative net loss. . . . . . . . . . . . . . . . . . . . . . . .      (280,879,596)  (304,260,557)
   Cumulative cash distributions. . . . . . . . . . . . . . . . . . .        (9,221,174)    (9,221,174)
                                                                           ------------   ------------
                                                                            (80,347,099)  (103,728,060)
                                                                           ------------   ------------
       Total partners' deficits . . . . . . . . . . . . . . . . . . .       (87,432,677)  (112,421,185)
                                                                           ------------   ------------
       Total liabilities and partners' deficits . . . . . . . . . . .      $  1,515,554      4,849,917
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

                                       ARVIDA/JMB PARTNERS, L.P.-II
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                          THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                (UNAUDITED)
                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30                 SEPTEMBER 30
                                                 --------------------------  --------------------------
                                                      1997          1996          1997          1996
                                                  -----------    ----------   -----------    ----------
Revenues:
  Housing . . . . . . . . . . . . . . . . . . .   $     --            --            --          140,810
  Homesites . . . . . . . . . . . . . . . . . .        25,000         --           53,000     1,244,069
  Land and property . . . . . . . . . . . . . .     5,100,000       225,000    36,315,000    20,285,819
  Operating properties. . . . . . . . . . . . .        76,087       220,059       494,046     3,101,190
  Brokerage and other operations. . . . . . . .         --          139,424         --          701,052
                                                  -----------    ----------    ----------    ----------
          Total revenues. . . . . . . . . . . .     5,201,087       584,483    36,862,046    25,472,940

Cost of revenues:
  Housing . . . . . . . . . . . . . . . . . . .         --            2,813         --          336,186
  Homesites . . . . . . . . . . . . . . . . . .        23,736        11,592        46,163     1,075,568
  Land and property . . . . . . . . . . . . . .     2,786,956         --        1,643,433    14,149,951
  Operating properties. . . . . . . . . . . . .       199,053       315,477       430,027     2,874,037
  Brokerage and other operations. . . . . . . .         --           46,471         --          581,265
                                                  -----------    ----------    ----------    ----------
          Total cost of revenues. . . . . . . .     3,009,745       376,353     2,119,623    19,017,007

Gross operating profit. . . . . . . . . . . . .     2,191,342       208,130    34,742,423     6,455,933
Selling, general and administrative expenses. .      (268,981)     (225,242)     (840,321)   (1,565,204)
                                                  -----------    ----------    ----------    ----------
          Net operating income (loss) . . . . .     1,922,361       (17,112)   33,902,102     4,890,729

Interest income . . . . . . . . . . . . . . . .         1,575         --           13,051        15,433
Interest and real estate taxes. . . . . . . . .    (1,677,100)   (4,212,747)   (8,926,645)  (13,985,777)
                                                  -----------    ----------    ----------    ----------
          Net income (loss) before
            extraordinary item. . . . . . . . .       246,836    (4,229,859)   24,988,508    (9,079,615)





                                       ARVIDA/JMB PARTNERS, L.P.-II
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30                 SEPTEMBER 30
                                                 --------------------------  --------------------------
                                                      1997          1996          1997          1996
                                                  -----------    ----------   -----------    ----------

Extraordinary item:
  Gain due to forgiveness of interest . . . . .         --       20,000,000         --       20,000,000
                                                  -----------    ----------    ----------    ----------
          Net income. . . . . . . . . . . . . .   $   246,836    15,770,141    24,988,508    10,920,385
                                                  ===========    ==========    ==========    ==========
          Net income (loss) before
            extraordinary item per
            Limited Partnership Interest. . . .   $      2.09        (16.85)        99.86        (27.75)
                                                  ===========    ==========    ==========    ==========
          Net income per Limited
            Partnership Interest. . . . . . . .   $      2.09         67.67         99.86         56.77
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

                                       ARVIDA/JMB PARTNERS, L.P.-II
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENT OF CASH FLOWS

                               NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                                (UNAUDITED)
                                                                                1997            1996
                                                                            ------------    -----------
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 24,988,508     10,920,385
Charges to net income not requiring cash:
  Amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18,196         63,454
  Provision for doubtful accounts . . . . . . . . . . . . . . . . . . . . .      (17,679)        58,578
  (Gain) loss on disposition of property and equipment. . . . . . . . . . .   (2,320,333)     1,765,143
  Write-off of obligation related to Talega Property. . . . . . . . . . . .   (1,800,000)         --
  Extraordinary gain due to forgiveness of interest . . . . . . . . . . . .        --       (20,000,000)
Changes in:
  Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (211,706)     1,597,098
  Trade and other accounts receivable . . . . . . . . . . . . . . . . . . .      121,329        996,305
  Real estate inventories:
    Additions to real estate inventories. . . . . . . . . . . . . . . . . .        --        (4,502,486)
    Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       31,009     15,320,420
  Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . .      634,820        923,648
  Accounts payable, accrued expenses and other liabilities. . . . . . . . .   (2,594,361)    12,790,175
  Deposits and unearned income. . . . . . . . . . . . . . . . . . . . . . .        --        (1,083,064)
  Amounts due to affiliates, net. . . . . . . . . . . . . . . . . . . . . .      (10,902)        27,876
                                                                            ------------    -----------
          Net cash provided by operating activities . . . . . . . . . . . .   18,838,881     18,877,532
                                                                            ------------    -----------

Investing activities:
  Proceeds from disposal of property and equipment. . . . . . . . . . . . .    5,100,000      1,835,911
  Acquisition of property and equipment . . . . . . . . . . . . . . . . . .      (78,226)         --
                                                                            ------------    -----------
          Net cash provided by investing activities . . . . . . . . . . . .    5,021,774      1,835,911
                                                                            ------------    -----------

Financing activities:
  Payments of notes and mortgages payable . . . . . . . . . . . . . . . . .  (23,910,468)   (21,303,749)
  Repayments of bank overdrafts . . . . . . . . . . . . . . . . . . . . . .       (7,140)      (489,158)
                                                                            ------------    -----------
          Net cash used in financing activities . . . . . . . . . . . . . .  (23,917,608)   (21,792,907)
                                                                            ------------    -----------




                                       ARVIDA/JMB PARTNERS, L.P.-II
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED



                                                                                1997            1996
                                                                            ------------    -----------

Decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . . .      (56,953)    (1,079,464)

Cash and cash equivalents, beginning of year. . . . . . . . . . . . . . . .      181,623      1,387,313
                                                                            ------------    -----------

Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . . $    124,670        307,849
                                                                            ============    ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other
    interest, net of amounts capitalized. . . . . . . . . . . . . . . . . . $      --             --
                                                                            ============    ===========

  Non-cash investing and financing activities . . . . . . . . . . . . . . . $      --             --
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

                      SEPTEMBER 30, 1997 AND 1996

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

     Interest of $6,085,900 and $7,976,346 was incurred for the nine months ended September 30, 1997 and 1996, respectively. Interest of $1,675,750 and $2,319,157 was incurred for the three months ended September 30, 1997 and 1996, respectively. The Partnership has not made the required monthly interest payments on its credit facility since September 1994.

     Real estate taxes of $2,840,745 and $6,009,431 were incurred for the nine months ended September 30, 1997 and 1996, respectively. Real estate tax payments of $11,287,186 and $517,358 were made during the nine months ended September 30, 1997 and 1996, respectively. Real estate taxes of $1,350 and $1,893,590 were incurred for the three months ended September 30, 1997 and 1996, respectively. No real estate tax payments were made during the three months ended September 30, 1997 and 1996, respectively. The increase in real estate taxes paid during the nine months ended September 30, 1997 as compared to the same period in 1996 is due to the taxes paid in conjunction with the closing on the sale of the Talega Property, as discussed below in Notes and mortgages payable (in default). The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities (sold in June 1996) and other operating properties (sold in July 1997) as these taxes are included in cost of revenues for operating properties.

     Property and Equipment and Other Assets

     No depreciation expense was incurred for the three and nine month periods ended September 30, 1997 and 1996. Reference is made to the "Impact of Recently Issued Accounting Standards" note for a discussion of the Partnership's implementation of the Financial Accounting Standards Board's Statement No. 121 ("FASB No. 121"). Amortization of other assets of $18,196 and $63,454 was incurred for the nine months ended September 30, 1997 and 1996, respectively. Amortization of other assets of $0 and $9,149 was incurred for the three months ended September 30, 1997 and 1996, respectively.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

     Restricted cash at September 30, 1997 and December 31, 1996 consists primarily of the amount remaining from the original $3 million which was deposited into a restricted collateral account in March 1995 pursuant to an agreement between the Partnership and its lender. Additional amounts were deposited into the restricted collateral account pursuant to the sale of the Partnership's remaining land, cable operation and country club in the Heathrow community in 1996, the sale of the Talega Property in May 1997 and the sale of the shopping center in Heathrow in July 1997. Subject to the approval of the Partnership's lender, cash in the restricted collateral account is utilized to fund the Partnership's expenses.


NOTES AND MORTGAGES PAYABLE (IN DEFAULT)

     The Partnership's credit facilities consist of a $52.5 million term loan, a $67.5 million term loan, a revolving line of credit of approximately $14.3 million and letters of credit securing performance obligations of the Partnership. At September 30, 1997, approximately $10.4 million, $33.1 million and $11.5 million was outstanding under the $52.5 million term loan, the $67.5 million term loan and the revolving line of credit facility, respectively.

     For the nine month period ended September 30, 1997, the effective interest rate for the combined term loans and the revolving line of credit facility was approximately 12.1% per annum. The Partnership has not made the required interest payments on its credit facilities since September 1994. The amount of interest which remains payable at September 30, 1997 totals approximately $22.9 million.

     In March 1995, the Partnership and its lender entered into Forbearance Agreements pursuant to which, among other things, a plan for the orderly disposition of its remaining assets was established. The Forbearance Agreements were modified in October 1995, March 1996, and June 1996, and amended in September 1996 and May 1997 to provide for, among other things, extensions of the time frame for the orderly disposition of the Partnership's assets. In conjunction with the September 1996 amendment, the Partnership's lender agreed to forgive, waive and cancel a portion of the unpaid interest on the Partnership's credit facilities in the aggregate amount of $20 million, of which $2 million was allocated to interest on the revolving line of credit and $18 million was allocated to interest on one of the term loans. The May 1997 amendment extended the terms of the forbearance to June 1997, among other things. The Partnership has entered into preliminary discussions with its lender regarding the forgiveness, by the lender, of the remaining outstanding principal and accrued interest on the Partnership's credit facilities, upon the satisfaction of certain specified conditions. Such forgiveness of principal and interest would result in an extraordinary gain for financial reporting purposes.

     On May 30, 1997, the Partnership closed on the sale of its Talega Property to an unaffiliated third party for $31.1 million. The terms of the sale were generally in accordance with the agreement made in October 1996 with certain modifications. In conjunction with the sale of the Talega Property, the Partnership paid all current and delinquent property taxes (including penalties and interest thereon). In addition, the Partnership reached an agreement with the Santa Margarita Water District (the "District") resulting in an agreed upon amount due for charges and assessments made by the District, including those with respect to the Partnership's tax exempt bond financing. This amount was paid at closing, at which time the Partnership received a full and unconditional release from the District. In addition, all contractual obligations of the Partnership with respect to the Talega Property were assumed by the buyer. The net proceeds from the sale, after prorations and closing costs, totaled approximately $19.1 million. Of this amount, approximately $18.8 million was applied against the outstanding principal balance on the Partnership's term loans, in accordance with the terms of the Forbearance Agreements, and $0.3 million was deposited to fund the Partnership's expenses.

     During July 1997, the Partnership closed on the sale of its retail shopping center at the Heathrow community to an unaffiliated third party for $5.1 million. The net proceeds from the sale, after prorations and closing costs, totaled approximately $5.0 million. Of this amount, $4.9 million was applied against the outstanding principal balance on the Partnership's term loans, in accordance with the terms of the Forbearance Agreements, and $0.1 million was deposited to fund the Partnership's expenses. These closings are the cause for various significant changes reflected on the accompanying consolidated balance sheets at September 30, 1997 as compared to December 31, 1996 and the consolidated statements of operations for the three and nine month periods ended September 30, 1997 as compared to the same periods in 1996.

     Proceeds from the sales of the Partnership's assets and other collateral securing the credit facilities, net of brokerage commissions and certain other customary selling expenses, are delivered to the lender to be applied against the outstanding principal balances on the term loans. Through September 30, 1997, the Partnership has remitted proceeds totaling approximately $64.1 million from sales made after becoming subject to this requirement in September 1994.

     Although there can be no assurance, the Partnership is working to dispose of the remaining lot in Eagle Watch prior to the end of 1997. It is expected that any proceeds from the sale or other disposition of this lot, in excess of the costs of sale and general and administrative expenses attributable thereto, will be paid to the lender or other creditors of the Partnership. In addition, once the final lot has been sold, the Partnership anticipates that it will transfer its remaining assets to its lender, with the exception of an agreed upon amount of funds to be retained by the Partnership to pay for its future expenses. Therefore, the Holders of Interests should not expect to receive any future distributions from the Partnership. In addition, the Partnership is currently involved in certain litigation, as discussed below in Commitments and Contingencies. Upon completion of the sale of the remaining lot in Eagle Watch, the Partnership expects to terminate. However, the termination of the Partnership could be delayed until resolution (or other acceptable treatment) of the pending litigation.

TRANSACTIONS WITH AFFILIATES

     The General Partner of the Partnership or its affiliates may be reimbursed for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and its assets. For the nine months ended September 30, 1997, there were no reimbursements due the General Partner of the Partnership or its affiliates for such direct or out-of-pocket expenditures. The total of such reimbursements for the nine months ended September 30, 1996 was approximately $1,800, all of which has been paid.

     In addition, the General Partner and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Partnership and the operation of the Partnership's Properties. Such costs were approximately $67,700 for the nine months ended September 30, 1997, all which was paid as of September 30, 1997. The total of such costs for the nine months ended September 30, 1996 was approximately $19,000, all of which has been paid.

     The Partnership also receives reimbursements from, or reimburses, affiliates of the General Partner for certain general and administrative costs including, and without limitation, salary and salary-related costs. The Partnership was entitled to receive approximately $400 for the nine months ended September 30, 1997, none of which has been received as of November 12, 1997. The Partnership was entitled to receive approximately $13,400 from one of its affiliates for the nine months ended September 30, 1996 for costs incurred by the Partnership on behalf of the affiliate, all of which has been received.

     Prior to June 1996, the Partnership and Arvida/JMB Partners, L.P. (a publicly-held limited partnership affiliated with the General Partner, "Arvida/JMB-I") each employed project-related and administrative personnel who performed services on behalf of both partnerships. In addition, certain out-of-pocket expenditures related to such services and other general and administrative expenditures were incurred and charged to each partnership as appropriate. The Partnership reimbursed or received reimbursements from Arvida/JMB-I for such costs (including salary and salary-related costs). Subsequent to June 1996, the Partnership no longer employed any project-related or administrative personnel and incurred no costs on behalf of Arvida/JMB-I. For the nine month period ended September 30, 1997, the Partnership was obligated to reimburse Arvida/JMB-I approximately $90,800. At September 30, 1997, approximately $8,800 was unpaid, none of which was paid as of November 12, 1997. The Partnership was not entitled to any reimbursement from Arvida/JMB-I for the nine month period ended September 30, 1997. At September 30, 1997, approximately $1,800 was owed from Arvida/JMB-I which represents amounts owed from the prior year, none of which was received as of November 12, 1997. For the nine months ended September 30, 1996, the Partnership was obligated to reimburse Arvida/JMB-I approximately $1,242,300 and the Partnership was entitled to receive reimbursements from Arvida/JMB-I of approximately $113,700.

     Arvida Company ("Arvida"), pursuant to an agreement with the Partnership, provides development, construction, management and other personnel and services to the Partnership for all of its projects and operations. Pursuant to such agreement, the Partnership reimburses Arvida for all of its salary and salary-related costs incurred in connection with work performed on behalf of the Partnership. The total of such costs for the nine month periods ended September 30, 1997 and 1996 were approximately $19,500 and $177,000, respectively. At September 30, 1997, approximately $1,900 was unpaid, all of which was paid as of November 12, 1997.

     Pursuant to a requirement under the Partnership's credit facilities, a portion of the reimbursements paid to Arvida and Arvida/JMB-I as well as portions of the Partnership's insurance and loan refinancing costs incurred in 1992 and 1993, have been funded on the Partnership's behalf by advances from the General Partner. Such advances, which do not bear interest, totaled approximately $4,609,400 at September 30, 1997. The repayment of such advances is subordinated to the receipt by the Holders of Interests of certain levels of return, and therefore is not expected to be made. In addition, the Partnership was entitled to receive approximately $12,900 from an affiliate of the General Partner for salary and salary-related costs incurred by the Partnership on behalf of such affiliate of the General Partner, all of which was outstanding at September 30, 1997 and none of which was paid as of November 12, 1997.

     Prior to the sale during June 1996 of the remaining land within the Heathrow Community, the Partnership incurred certain general and administrative expenses, including insurance premiums, which were paid by the Partnership on behalf of its affiliated homeowners associations. The Partnership received reimbursements from the associations for such costs. For the nine months ended September 30, 1996, the Partnership was entitled to receive approximately $9,000 from such associations, all of which has been received.

     Prior to the sale during June 1996 of the remaining land within the Heathrow Community, Arvida provided development management services to the Heathrow joint venture. The payment of the management fees in connection with these services has been deferred. The cumulative amount of such deferred management fees as of September 30, 1997 was approximately $3,005,200. Such deferred fees do not bear interest and remain payable. The ultimate payment of these management fees is not expected to be made as it is subordinated to certain levels of return to the Holders of Interests.

     In accordance with the Partnership Agreement, the General Partner and Associate Limited Partner have deferred a portion of their distributions of net cash flow from the Partnership totaling approximately $247,000. This amount, which does not bear interest, is not expected to be paid.

COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, including the Partnership's former obligations with respect to the Santa Margarita Water District, the Partnership remains contingently liable under performance bonds at September 30, 1997 for approximately $538,000. In connection with the sale of the Talega Property, the purchaser agreed to indemnify the Partnership against any losses in connection with the related bonds.

     The Partnership has been named a defendant in a lawsuit filed on January 11, 1996 in the Circuit Court in and for the Eighteenth Judicial Circuit, Seminole County, Florida entitled Land Investment I, Ltd., Heathrow Land & Development Corporation, Heathrow Shopping Center Associates, and Paulucci Investments v. Arvida/JMB Managers-II, Inc., Arvida/JMB Partners, L.P.-II, Arvida Company and JMB Realty Corporation. The complaint, as amended, includes counts for breach of the management agreement, fraud in the inducement and conspiracy to commit fraud in the inducement, breach of the partnership agreement and constructive trust in connection with the purchase and management of the Heathrow development. Plaintiffs seek, among other things, unspecified compensatory damages, punitive damages, attorneys fees, costs, and such other relief as the Court deems appropriate. The Partnership believes that the lawsuit is without merit and intends to vigorously defend itself in this matter.

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

     In addition, the Partnership could potentially be liable for certain amounts incidental to other matters that may arise from litigation of the Partnership, the amount of which could be substantial.

TAX-EXEMPT BOND FINANCING

     In connection with the development of the Talega Property (which was suspended during 1990), the Partnership had utilized bond financing to construct certain on-site and off-site water and sewer infrastructure improvements which the Partnership would have otherwise been obligated to finance and construct as a condition to obtaining certain approvals for the project. The principal amount of bonds issued was $62 million, and all of the proceeds from the offering have been utilized. In conjunction with the May 1997 sale of the Talega Property, the Partnership reached an agreement with the District resulting in an agreed upon amount due for charges and assessments made by the District, including those with respect to the Partnership's tax exempt bond financing. This amount was paid at closing, at which time the Partnership received a full and unconditional release from the District.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     The Partnership adopted FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective January 1, 1996. In accordance with FASB No. 121, the Partnership discontinued recording depreciation as all of its assets are held for disposal. In addition, in conjunction with the application of this statement, during the fourth quarter of 1996, the Partnership reversed the depreciation expense previously recorded during the year. The Partnership requires no impairment losses or other adjustments to be recorded as of September 30, 1997 as a result of the application of this statement. Operating results for properties held for sale or disposition are reflected as operating properties revenues and cost of revenues on the accompanying consolidated statements of operations for the three and nine month periods ended September 30, 1997 and 1996.

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


ADJUSTMENTS

     In the opinion of the General Partner, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of September 30, 1997 and December 31, 1996 and for the three and nine month periods ended September 30, 1997 and 1996.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements ("Notes") contained in this report for additional information concerning certain of the Partnership's investments.

     At September 30, 1997 and December 31, 1996, the Partnership had unrestricted cash and cash equivalents of approximately $124,700 and $181,600, respectively. Bank overdrafts representing checks in transit of approximately $3,100 and $10,200 at September 30, 1997 and December 31, 1996, respectively, were repaid from cash on hand in October 1997 and January 1997, respectively. Remaining cash and cash equivalents are available for working capital requirements with any remaining amounts expected to be remitted to the lender. The Partnership had suspended cash distributions to its Partners in late 1990 due to, among other things, deteriorating market conditions. The Partnership has been unable to reinstate distributions due to its financial condition and the operations of its Properties, which are also discussed more fully below. In addition, the Partnership is currently in default of the terms of its credit facilities. The source of the Partnership's liquidity is dependent upon its lender continuing to forbear from exercising its remedies under the Partnership's credit facility agreements and permitting the Partnership to use funds in a restricted cash collateral account and certain sales proceeds to finance the Partnership's limited operations, as more fully discussed in Part II - Item 3. (Defaults upon Senior Securities).

     In March 1995, the Partnership and its lender entered into Forbearance Agreements pursuant to which, among other things, a plan for the orderly disposition of its remaining assets was established. The Forbearance Agreements were modified in October 1995, March 1996, and June 1996, and amended in September 1996 and May 1997 to provide for, among other things, extensions of the time frame for the orderly disposition of the Partnership's assets. In conjunction with the September 1996 amendment, the Partnership's lender agreed to forgive, waive and cancel a portion of the unpaid interest on the Partnership's credit facilities in the aggregate amount of $20 million, of which $2 million was allocated to interest on the revolving line of credit and $18 million was allocated to interest on one of the term loans. The May 1997 amendment extended the term of the forbearance to June 1997, among other things. The Partnership has entered into preliminary discussions with its lender regarding the forgiveness, by the lender, of the remaining outstanding principal and accrued interest on the Partnership's credit facilities, upon the satisfaction of certain specified conditions. Such forgiveness of principal and interest would result in an extraordinary gain for financial reporting purposes.

     During June 1996, the Heathrow joint venture, in which the Partnership is the managing general partner, closed on the sale of the remaining land, the country club and certain related assets within the Partnership's Heathrow Community.

     On May 30, 1997, the Partnership closed on the sale of its Talega Property to an unaffiliated third party for $31.1 million. The terms of the sale were generally in accordance with the agreement made in October 1996 with certain modifications. In conjunction with the sale of the Talega Property, the Partnership paid all current and delinquent property taxes (including penalties and interest thereon). In addition, the Partnership reached an agreement with the Santa Margarita Water District (the "District") resulting in an agreed upon amount due for charges and assessments made by the District, including those with respect to the Partnership's tax exempt bond financing. This amount was paid at closing, at which time the Partnership received a full and unconditional release from the District. In addition, all contractual obligations of the Partnership with respect to the Talega Property were assumed by the buyer. The net proceeds from the sale, after prorations and closing costs, totaled approximately $19.1 million. Of this amount, approximately $18.8 million was applied against the outstanding principal balance on the Partnership's term loans, in accordance with the terms of the Forbearance Agreements, and $0.3 million was deposited to fund the Partnership's expenses. This closing is the primary cause for the various significant changes on the accompanying consolidated balance sheets at September 30, 1997 as compared to December 31, 1996 and the consolidated statements of operations for the three and nine months ended September 30, 1997 as compared to the same periods in 1996.

     On July 15, 1997, the Partnership closed on the sale of its retail shopping center at the Heathrow community to an unaffiliated third party for $5.1 million. The net proceeds from the sale, after prorations and closing costs, totaled approximately $5.0 million. Of this amount, $4.9 million was applied against the outstanding principal balance on the Partnership's term loans, in accordance with the terms of the Forbearance Agreements, and $0.1 million was deposited to fund the Partnership's expenses. This closing is an additional cause for various significant changes on the accompanying consolidated balance sheets at September 30, 1997 as compared to December 31, 1996 and the consolidated statements of operations for the three and nine months ended September 30, 1997 as compared to the same periods in 1996.

     Although there can be no assurance, the Partnership is working to dispose of the remaining lot in Eagle Watch prior to the end of 1997. It is expected that any proceeds from the sale or other disposition of this lot, in excess of the costs of sale and general and administrative expenses attributable thereto, will be paid to the lender or other creditors of the Partnership. In addition, once the final lot has been sold, the Partnership anticipates that it will transfer its remaining assets to its lender, with the exception of an agreed upon amount of funds to be retained by the Partnership to pay for its future expenses. Therefore, the Holders of Interests should not expect to receive any future distributions from the Partnership. In addition, the Partnership is currently involved in certain litigation, as discussed in Part II. Item 1. Legal Proceedings in this report, to which reference is hereby made. Upon completion of the sale of the Partnership's remaining assets, the Partnership expects to terminate. However, termination of the Partnership could be delayed until resolution (or other acceptable treatment) of the pending litigation.

RESULTS OF OPERATIONS

     The results of operations for the three and nine months ended September 30, 1997 reflect the reduced activity of the Partnership's real estate operations due to its financial condition and the prohibition placed on the Partnership by its lender regarding the construction of new homes and the development of homesites.

     Operating results for 1997 are primarily attributable to the closings of the Partnership's Talega property in May, its retail shopping center at the Heathrow community in July, two lots in its Eagle Watch community in May and August, respectively, and the closing of the sales center used in the Wesmere community in June. The Partnership is currently working to dispose of the remaining lot in Eagle Watch prior to the end of 1997. The results of operations for 1996 are primarily attributable to the limited operations at the Partnership's Heathrow community prior to its closing in June 1996, the closing of the Partnership's remaining land, cable operations and country club in the Heathrow community, and the operations of the Partnership's retail shopping center at Heathrow.

     Selling, general and administrative expenses decreased during the nine month period ended September 30, 1997 as compared to the same period in 1996 due to the limited activities of the Partnership.

     The decrease in interest and real estate taxes for the three and nine month periods ended September 30, 1997 as compared to the same periods in 1996 is due primarily to the decrease in taxes attributable to the Talega property as result of the sale of that property in May 1997. In addition, interest expense decreased due to a reduction in the indebtedness outstanding during the three and nine month periods ended September 30, 1997 as compared to the same periods in 1996.



PART II. OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     The Partnership has been named a defendant in a lawsuit filed on January 11, 1996 in the Circuit Court in and for the Eighteenth Judicial Circuit, Seminole County, Florida entitled Land Investment I, Ltd., Heathrow Land & Development Corporation, Heathrow Shopping Center Associates, and Paulucci Investments v. Arvida/JMB Managers-II, Inc., Arvida/JMB Partners, L.P.-II, Arvida Company and JMB Realty Corporation. The complaint, as amended, includes counts for breach of the management agreement, fraud in the inducement and conspiracy to commit fraud in the inducement, breach of the partnership agreement and constructive trust in connection with the purchase and management of the Heathrow development. Plaintiffs seek, among other things, unspecified compensatory damages, punitive damages, attorneys fees, costs, and such other relief as the Court deems appropriate. The Partnership believes that the lawsuit is without merit and intends to vigorously defend itself in this matter.

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

However, the Partnership did not have the funds to pay off the balances outstanding under the credit facilities. The Partnership has not made the required interest payments on its credit facilities since September 1994. The aggregate amount outstanding, including principal and all accrued and unpaid interest, on the Partnership's term loans and revolving line of credit at September 30, 1997 is approximately $77.9 million. To date, the Partnership's lender has not pursued all of its remedies under the credit facility agreements relative to these defaults, which could include, among other things, the lender realizing upon its security interest in the Partnership's Properties. In March 1995, the Partnership and its lender entered into Forbearance Agreements which were subsequently modified in October 1995, March 1996, and June 1996, and amended in September 1996 and May 1997 to provide for, among other things, extensions of the time frame for the orderly disposition of the Partnership's assets. In conjunction with the September 1996 amendment, the Partnership's lender agreed to forgive, waive and cancel a portion of the unpaid interest on the Partnership's credit facilities in the aggregate amount of $20 million, of which $2 million was allocated to interest on the revolving line of credit and $18 million was allocated to interest on one of the term loans. The May 1997 amendment extended the term of the forbearance to June 1997, among other things. The Partnership has entered into preliminary discussions with its lender regarding the forgiveness, by the lender, of the remaining outstanding principal and accrued interest on the Partnership's credit facilities, upon the satisfaction of certain specified conditions. Such forgiveness of principal and interest would result in an extraordinary gain for financial reporting purposes.

     The Partnership closed on the sale of its Talega Property in May 1997.

The net proceeds from the sale after prorations and closing costs totaled approximately $19.1 million, of which approximately $18.8 million was applied against the outstanding principal balance on the Partnership's term loans, in accordance with the terms of the Forbearance Agreements, and $0.3 million was deposited to fund the Partnership's expenses. In connection with the sale of the Talega Property, the purchaser agreed to indemnify the Partnership against any losses in connection with the performance bonds related to the property. In July 1997, the Partnership closed on the sale of its retail shopping center in the Heathrow community. The net proceeds from this sale after prorations and closing costs totaled approximately $5.0 million, of which approximately $4.9 million was applied against the outstanding principal balance on the Partnership's term loans, in accordance with the terms of the Forbearance Agreements, and $0.1 million was deposited to fund the Partnership's expenses. It is expected that any proceeds from the sale or other disposition of the one remaining lot in the Partnership's Eagle Watch community, in excess of the costs and general and administrative expenses attributable thereto, will be paid to the lender or other creditors of the Partnership. Once the final lot has been sold, the Partnership anticipates that it will transfer its remaining assets to its lender, with the exception of an agreed upon amount of funds to be retained by the Partnership to pay for its future expenses. Reference is made to
Part I. Financial Information and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of the Partnership's liquidity and capital resources.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)      Exhibits

    3. Amended and Restated Agreement of Limited Partnership incorporated herein by reference.*

    4.1. Assignment Agreement by and among the Partnership, the General Partner, the Initial Limited Partner and the Holders of Interests incorporated herein by reference.*

    4.2. Amended and Restated Credit Agreement dated June 23, 1992 between Arvida/JMB Partners, L.P.-II and Continental Bank N.A. and Bank of America National Trust and Savings Association is incorporated herein by reference.**

    4.3. Various mortgages and other security interests dated April 30, 1992 related to Arvida/JMB Partners, L.P.-II's Heathrow, Talega, Wesmere, Wycliffe, Eagle Watch, Burnt Hickory Lakes, Rock Creek and SouthRidge Lakes properties which secure loans under the Amended and Restated Credit Agreement referred to in Exhibit 4.2 are incorporated herein by reference.**

    4.4. Revolving Loan and Letter of Credit Facility Credit Agreement dated June 23, 1992 between Arvida/JMB Partners, L.P.-II and Continental Bank N.A. and Bank of America National Trust and Savings Association is incorporated herein by reference.**

    4.5. Various mortgages and other security interests dated June 23, 1992 related to Arvida/JMB Partners, L.P.-II's Heathrow, Talega, Wesmere, Wycliffe, Eagle Watch, Burnt Hickory Lakes, Rock Creek and SouthRidge Lakes properties which secure loans under the Revolving Loan and Letter of Credit Facility Credit Agreement referred to in Exhibit 4.4 are incorporated herein by reference.**

    4.6. Interim Bank Letter Agreement dated March 25, 1992 between Arvida/JMB Partners, L.P.-II and Continental Bank N.A., Bank of America National Trust and Savings Association, and Unibank is incorporated herein by reference.**

    4.7. Promissory Note effective July 1, 1992 between Arvida/JMB Partners, L.P.-II and Arvida/JMB Managers-II, Inc. is incorporated herein by reference. ****

    4.8. Forbearance and Modification Agreement (Credit Agreement) dated March 21, 1995 by and among Arvida/JMB Partners, L.P.-II, Heathrow Development Associates, Ltd., Eagle Watch Partners, Bank of America Illinois and Bank of America National Trust and Savings Association is incorporated herein by reference. *****

    4.9. Forbearance and Modification Agreement (Amended and Restated Credit Agreement) dated March 21, 1995 by and among Arvida/JMB Partners, L.P.-II, Heathrow Development Associates, Ltd., Eagle Watch Partners, Bank of America Illinois and Bank of America National Trust and Savings Association is incorporated herein by reference. *****

    4.10. Letter dated September 20, 1994 from the Partnership to Bank of America regarding the Partnership's acknowledgement that all proceeds from the sale of Collateral shall be delivered immediately to Co-Lenders is incorporated herein by reference to Exhibit 4.9 to the Partnership's Report on Form 10-Q (File No. 0-19245) filed on November 11, 1994.

    4.11.  Letter Agreement dated October 31, 1995 supplementing
Forbearance Agreements with Lenders is incorporated herein by reference.******

    4.12. Amendment of Forbearance and Modification Agreement dated September 24, 1996 is incorporated herein by reference to the Partnership's Report for September 30, 1996 on Form 10-Q (File No. 0-19245) dated November 9, 1996.

    4.13. Amendment of Forbearance and Modification Agreement dated May 13, 1997 is incorporated herein by reference to the Partnership's Report for June 30, 1997 on Form 10-Q (File No. 0-19245) dated August 8, 1997.

    4.14.  Letter of Credit Reimbursement Agreement among Bank of
American National Trust and Savings Association, Bank of America Illinois and Arvida/JMB Partners, L.P.-II dated May 30, 1997 is incorporated herein by reference to the Partnership's Report for June 30, 1997 on Form 10-Q (File No. 0-19245) dated August 8, 1997.

    4.15.  Indemnification Agreement dated May 30, 1997 between
Arvida/JMB Partners, L.P.-II and Catellus Residential Group, Standard Pacific of Orange County, Inc. and Starwood Opportunity Fund IV, L.P. is incorporated herein by reference to the Partnership's Report for June 30, 1997 on Form 10-Q (File No. 0-19245) dated August 8, 1997.

    4.16. Amendment No. 1 to Letter of Credit Reimbursement Agreement dated June 30, 1997 by and between Arvida/JMB Partners, L.P.-II and Bank of America National Trust and Savings Association and Bank of America Illinois is filed herewith.

    4.17. Amendment No. 1 to Indemnification Agreement dated June 30, 1997 by and among Arvida/JMB Partners, L.P.-II and Catellus Residential Group, Standard Pacific of Orange County, Inc., and Starwood Opportunity Fund IV, L.P. is filed herewith.

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

    10.4. Eagle Watch Partners General Partnership Agreement dated December 27, 1989 is herein incorporated by reference.**

    10.5.  Letter of Credit Agreement dated July 27, 1990 between
Arvida/JMB Partners, L.P.-II and Santa Margarita Water District regarding collateral for Tax-Exempt Bond Financing is herein incorporated by reference.**

    10.6. Agreement for the Payment of the Diemer Intertie Sublease Payments, Principal and Interest of Bonds of Improvement District No. 7 and Annual Budget Deficits Between Arvida/JMB Partners, L.P.-II and Santa Margarita Water District dated January 15, 1990 is herein incorporated by reference.*

    10.7. Stipulation and Settlement dated October 19, 1993 and Final Judgement and Order dated March 31, 1994 pertaining to the class action lawsuit is incorporated herein by reference.****

    10.8. Agreement for Purchase and Sale dated August 14, 1995 by and between Arvida/JMB Partners, L.P.-II and Heritage Development South, Inc. for the sale of certain real property within the Wesmere Community is incorporated herein by reference.******

    10.9. Agreement for Sale and Purchase of Real Property dated March 22, 1996 among Heathrow Development Associates, Ltd., Heathrow Cable Limited Partnership and Associates and Country Club, L.P. and 4/46A Corporation for the sale of the remaining land and certain related assets within the Heathrow Community is incorporated herein by reference to
Exhibit 10.15 to the Partnership's Report for March 31, 1996 on Form 10-Q (File No. 0-19245) dated May 10, 1996.

    10.10 Agreement for Sale and Purchase of Real Property dated May 27, 1997 by and between Heathrow Development Associates, Ltd. and Roliho, Inc. for the sale of the retail shopping plaza at the Heathrow community is incorporated by reference to the Exhibit 2.1 to the Partnership's Report on Form 8-K (File No. 0-19245) dated July 15, 1997.

    10.11 Agreement for Sale and Purchase of Real Property dated October 25, 1996 by and between Arvida/JMB Partners, L.P.-II and Starwood/Talega Associates, L.L.C. for the sale of certain real property within the Talega Property is incorporated herein by reference to Exhibit 10.16 to the Partnership's Report for September 30, 1996 on Form 10-Q (File No. 0-19245) dated November 8, 1996.

    10.12 Amendment dated March 18, 1997 to Agreement for Purchase and Sale of Real Property by and between Arvida/JMB Partners, L.P.-II and Starwood/Talega Associates, L.L.C. for the sale of certain real property within the Talega Property is incorporated herein by reference to Exhibit
10.9 to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-19245) dated March 21, 1997.

    10.13 Amendment dated December 9, 1996 to Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Arvida/JMB Partners, L.P.-II and Starwood/Talega Associates, L.L.C. for the sale of certain real property within the Talega Property is incorporated herein by reference to Exhibit 2.3 to the Partnership's Report on Form 8-K (File No. 0-19245) dated June 16, 1997.

    10.14  Amendment dated May 20, 1997 to Agreement for Purchase and
Sale of Real Property and Escrow Instructions by and between Arvida/JMB Partners, L.P.-II and Starwood/Talega Associates, L.L.C. for the sale of certain real property within the Talega Property is incorporated herein by reference to Exhibit 2.4 of the Partnership's Report on Form 8-K (File No. 0-19245) dated June 16, 1997.

    27.    Financial Data Schedule

    *     Previously filed with the Securities and Exchange Commission as
Exhibit 3., 4.1 and 10.11 to the Partnership's Form 10-K (File No. 0-19245) filed on April 12, 1993 and incorporated herein by reference.

    **    Previously filed with the Securities and Exchange Commission as
Exhibits 4.3, 4.4, 4.5, 4.6, 4.7, 10.1, 10.7, 10.8, 10.9 and 10.10,
respectively, to the Partnership's Form 10-K Report (File No. 0-19245) filed on April 13, 1992 and are incorporated herein by reference.

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

  (b) The following reports on Form 8-K have been filed during the last quarter of the period covered by this report.

           The Partnership's Report dated July 15, 1997 describing the sale of the retail shopping center at the Heathrow community.

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                ARVIDA/JMB PARTNERS, L.P.-II

                BY:   Arvida/JMB Managers-II, Inc.
                      (The General Partner)


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: November 12, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 12, 1997