Form 10-K405
period 1997-12-31
ARVIDA JMB PARTNERS L P II
filed 1998-03-31
CIK 852494

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the fiscal year ended
December 31, 1997                   Commission file number 0-19245



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


Securities registered pursuant to Section 12(b) of the Act:


                                      Name of each exchange on
Title of each Class                      which registered
-------------------                   ------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Portions of the Prospectus of the registrant dated October 27, 1989 and filed with the Commission pursuant to Rules 424(b) and 424(c) under the Securities Act of 1933 are incorporated by reference in Parts II and III of this Annual Report on Form 10-K.

                               TABLE OF CONTENTS


                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   4

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   6

Item 4.      Submission of Matters to a Vote of
             Security Holders . . . . . . . . . . . . . .   6


PART II

Item 5.      Market for the Partnership's Limited
             Partnership Interests and
             Related Security Holder Matters. . . . . . .   7

Item 6.      Selected Financial Data. . . . . . . . . . .   8

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .  10

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . .  14

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  15

Item 9.      Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  37


PART III

Item 10.     Director and Executive Officers
             of the Registrant. . . . . . . . . . . . . .  37

Item 11.     Executive Compensation . . . . . . . . . . .  40

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  42

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  42


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  43


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . .  49

                                PART I

ITEM 1.  BUSINESS

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     The registrant, Arvida/JMB Partners, L.P.-II (the "Partnership"), is a limited partnership organized in June 1989 and is currently governed under the Revised Uniform Limited Partnership Act of the State of Delaware. The Partnership was formed to acquire and develop through merger or purchase the real estate and other assets of certain affiliated partnerships ("Affiliated Partnerships") and certain other assets. In the public offering of its limited partnership interests and assignee interests therein (the "Interests"), which was closed in February 1990, the Partnership sold 234,428 Interests at $1,000 per Interest. Such offering was made pursuant to a Registration Statement on Form S-1 under the Securities Act of 1933 (No. 3329608). Interests sold in the Partnership's public offering were assigned by an initial limited partner to original investors ("Holders of Interests"). At December 31, 1997, there were approximately 15,750 Holders of Interests. The Holders of Interests of the Partnership generally shared in their portion of the benefits of ownership of the Partnership's assets in accordance with the number of Interests held. Reference is made to Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters, for a discussion regarding transfers of the Interests.

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

     The Partnership's credit facilities matured without repayment on December 30, 1994. The lender did not pursue all of its remedies under the credit facility agreement, which could have included, among other things, realizing upon the security interests in the Partnership's Properties. The Partnership sold its remaining assets in accordance with a plan agreed upon with its lender. In addition, effective December 31, 1997, the Partnership and its lender entered into a Settlement and Release Agreement ("Agreement") as discussed below.

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

The Partnership also owned and operated a golf club facility and a cable television system within its Heathrow Community. The Partnership's remaining Properties were located near Atlanta, Georgia and Orlando, Florida and in Orange County, California.

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

    The Partnership had previously been following the practice with respect to Communities of (i) developing an overall master plan for the Community,
(ii) creating a unifying architectural theme that is consistent with the Community's master plan, (iii) offering a variety of recreational facilities, (iv) imposing architectural standards and other property restrictions on residents and third-party developers in order to enhance the long-term value of the Community, (v) establishing property owners' associations to maintain compliance with architectural, landscaping and other requirements and to provide ownership and maintenance of certain facilities, and/or (vi) operating and controlling access to golf, tennis and other recreational facilities.

     The Partnership acquired interests in nine residential real estate projects (see Item 2. Properties, for a description of the projects). However, as a result of the real estate recession that commenced in the early 1990's, the Partnership was unable to develop and sell its properties as initially contemplated. In 1992, the Partnership was required to restructure its bank financing. Nevertheless, due to the severity and length of the real estate recession, the Partnership was unable to pay the debt service on its bank financing, and its credit facility matured without repayment on December 30, 1994. The Partnership and its bank lender entered into various agreements commencing in 1995 pursuant to which, among other things, the Partnership undertook an orderly liquidation of its remaining assets with the net proceeds (after payment of operational costs and general and administrative expenses) from the sale of assets applied to repayment of the Partnership's bank debt. During 1997, the Partnership completed the sales of its last remaining interests in real estate.

     During June 1996, the Heathrow joint venture, in which the Partnership is the managing general partner, closed on the sale of the remaining land, country club, cable company and certain related assets within the Heathrow Community for approximately $19.3 million. The net proceeds from this sale, after prorations and closing costs, of approximately $18.4 million were paid to the Partnership's lender and applied against the outstanding principal balances on both of the Partnership's term loans.

     During May 1997, the Partnership closed on the sale of its Talega Property to an unaffiliated third party for $31.1 million. The net proceeds from the sale, after prorations and closing costs, totaled approximately $19.1 million. Of this amount, approximately $18.8 million was applied against the outstanding principal balance on the Partnerships' term loans and $0.3 million was deposited to fund the Partnership's expenses.

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

     In addition, during 1997, the Partnership closed on the sale of its remaining three lots in the Eagle Watch Community.

     At December 31, 1997, the Partnership had no remaining real properties. Effective December 31, 1997, the Partnership and its lender entered into the Agreement whereby the Partnership's lender agreed to forgive the Partnership's remaining indebtedness, including all unpaid principal and accrued interest (totaling in excess of $75 million, collectively) and fees and expenses related to the credit facilities.

     In exchange for the forgiveness of such indebtedness, the Partnership has assigned to its lender approximately $617,000 in cash, cash equivalents and short-term investments (including those held under restricted collateral arrangements), approximately $664,000 of reimbursable development expenditures related to the Talega Property, accounts receivable (including receivables for which collectibility is uncertain), and the Partnership's right to any net proceeds from its claim pertaining to certain litigation relating to its former Palm Beach Polo Property in which the Partnership is currently involved. The ultimate amount of such net proceeds, if any, is unknown at this time. The lender has agreed to allow the Partnership to retain approximately $571,000 in cash, cash equivalents and short-term investments, and an approximate $242,000 account receivable in order to pay expenses incurred prior to its termination as a legal entity, including continuing litigation expenses to defend itself in the lawsuit relating to the Heathrow joint venture and property described in Part 1. Item 3. Legal Proceedings.

     The Agreement further provides that the Partnership will not undertake any business activity after December 31, 1997, or incur any additional indebtedness not directly related to the completion of the Partnership's winding up, and that the Partnership will assign to its lender any assets of the Partnership that remain after payment of all its expenses relating to or arising out of the completion of its winding up.

     As of December 31, 1997, the Partnership neither operated nor carried on any business, financial operation or venture, having ceased any such activities prior to such date, and as a result the Partnership has been terminated for Federal income tax purposes. The Partnership's only activity at this time is its involvement in certain pending litigation. Upon final resolution of the pending litigation, the Partnership will be terminated as a legal entity. Due to the Partnership's limited assets and the requirement, pursuant to the Agreement, that any assets remaining after completion of the Partnership's winding up must be assigned to its lender, there is no likelihood the Holders of Interests will receive any further distributions from the Partnership. Moreover, the Holders of Interest have no obligation or liability to pay, or to make capital contributions for the payment of, any claims, losses, deficits or expenses the Partnership has incurred or may incur in the future, and they will not receive any allocation of profits or losses for tax or accounting purposes for any period after December 31, 1997. Future items of profit or loss, if any, will be fully allocable to the General Partner.

     The Partnership owns no patents, trademarks, licenses or franchises other than those trademarks and tradenames in respect of the names of its Communities. The Arvida name and the service marks with respect to the Arvida name were owned by Arvida, subject to the Partnership's non-exclusive right to use the name and the service marks under a license agreement with Arvida (and subject to the non-exclusive right of certain third parties to the limited use of the name). In November 1997, St. Joe Corporation (an unaffiliated third party) completed its acquisition of a majority interest in St. Joe/Arvida Company, L.P. ("St. Joe/Arvida"), which acquired the major assets of Arvida, including the Arvida name and service marks with respect to the Arvida name. In connection with the acquisition of Arvida's assets, St. Joe/Arvida was assigned Arvida's rights and obligations under the license agreement with the Partnership. St. Joe/Arvida also currently employs most of the personnel formerly employed by Arvida. Affiliates of JMB Realty Corporation own a minority interest in St. Joe/Arvida.

     The Partnership's real properties were subject to competition from similar types of properties in the vicinities in which they are located, including properties owned, advised or managed by affiliates of the General Partner. None of the Partnership's real estate assets were located outside of the United States.

     The Partnership has no employees. Reference is made to Note 10 for a discussion of certain arrangements with Arvida and Arvida/JMB Partners, L.P., both of which provided personnel to perform services on behalf of the Partnership.

     The terms of transactions between the Partnership and the General Partner and its affiliates are set forth in Items 10, 11 and 12 below to which reference is hereby made for a description of such terms and transactions.


ITEM 2.  PROPERTIES

     The principal assets in which interests were acquired by the Partnership are described below. Unless otherwise indicated, the acreage amounts set forth herein are approximations of the gross acreage of the Communities or other properties referred to or described. Except where noted, the Partnership was the developer of the Properties. Reference is made to Note 8 for a discussion of the mortgages securing most of these properties.

     (a)  Orange County, California

     The Partnership owned 2,290 undeveloped acres located in southern Orange County, California originally planned for a master-planned community, known as Talega. It was originally intended that the community would offer a complete range of residential product types ranging from low-density single-family to higher density multi-family. The residential areas were to be oriented around major amenities such as golf courses, parks, schools, trails, neighborhood centers and transit centers. The Partnership ceased development of this Community in late 1991 and sold its interest in the Property during May 1997, as discussed in Item 1. above.

     (b)  Palm Beach County, Florida

     The Partnership owned 115 developable acres within the 2,250-acre Palm Beach Polo and Country Club Community, which is located in Palm Beach County, Florida. The Community was an existing development of an unaffiliated third-party developer, Landmark Land Company of Florida, Inc., who filed for bankruptcy in late 1991. The Partnership's Property within Palm Beach Polo and Country Club was encumbered by a mortgage. In July 1991, the Partnership ceased making debt service payments and was seeking a modification of the non-recourse mortgage loan, as a result of slower than anticipated sales absorptions which had been impacted by the financial viability of the third-party developer, among other reasons. The Partnership was unsuccessful in its efforts either to obtain a modification of the loan or to resolve certain issues with the mortgage note holder, the Resolution Trust Corporation ("RTC"). Therefore, on June 25, 1993, the Partnership executed a deed in lieu of foreclosure agreement with the RTC to transfer its interest in the Property.

     The Partnership also owned 24 acres in Wycliffe, a 600-acre Planned Unit Development ("PUD"), located in Palm Beach County, Florida, which was being developed by an unaffiliated third-party developer. The Partnership offered patio home products at this Property, all of which were sold and closed as of December 31, 1993.

     (c)  Orange County, Florida

     The Partnership owned a 230-acre community located in Southwest Orange County, Florida (approximately 10 miles west of Orlando, Florida), known as Wesmere. Amenities include an open air pavilion, tennis courts, basketball courts, a swimming pool and a park. The Partnership constructed and sold housing products targeted towards the primary home buyer and sold homesites to unaffiliated third-party builders. The Partnership sold the remaining land within this community during 1995.

     (d)  Seminole County, Florida

     The Partnership owned a controlling interest and was the managing general partner of a limited partnership which was the developer/owner of the remaining residential acreage (approximately 1,800 acres), existing community amenities and certain commercial and other real estate assets within Heathrow, a 2,700-acre community. Heathrow is located approximately 15 miles northeast of Orlando, in Seminole County, Florida. The Partnership developed and sold a wide range of housing products and sold homesites to unaffiliated third-party builders. The community amenities include golf, tennis, swimming and other recreational facilities. During June 1996, the Heathrow joint venture closed on the sale of the remaining land, the country club and certain related assets within Heathrow, as discussed in Item 1. above. The Partnership sold its shopping center at the Heathrow community during July 1997.

     (e)  Cherokee County, Georgia

     Eagle Watch is a 1,000-acre residential and golf course community located in Cherokee County, Georgia, northwest of Atlanta. The Partnership owned a 99.9% partnership interest in a partnership that owned Eagle Watch.

The remaining 1/10 of 1% partnership interest was held by the General Partner. The community offered developed homesites for sale to third party builders. Community amenities include an 18-hole public golf course, swimming, tennis and other recreational facilities. The Partnership closed on the sale of the Eagle Watch Golf Club in December 1993. The Partnership sold the remaining homesites within this Community during 1997, as discussed in Item 1. above.

     (f)  Clayton County, Georgia

     The Partnership owned Rock Creek, a 190-acre single-family Community located in Clayton County, Georgia, southeast of Atlanta. The Community offered developed homesites for sale to third-party builders and features an eight-acre recreational area and a pavilion with swimming and tennis courts. All homesites in this community closed as of December 31, 1995.

     (g)  Cobb County, Georgia

     The Partnership owned Burnt Hickory Lakes, a 180-acre single-family community located in western Cobb County, Georgia, west of Atlanta. Amenities include lakes, tennis courts, a swimming pool and a recreational facility. The community offered developed homesites for sale to third-party builders, all of which were closed as of December 31, 1995.

     (h)  Tarrant County, Texas

     The Partnership owned SouthRidge Lakes, a 270-acre community located in northeast Tarrant County, Texas, near Dallas/Ft. Worth. Amenities include tennis, swimming and other recreational areas. The Partnership sold homesites to third-party builders, all of which were closed as of December 31, 1994.

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

     The Partnership has filed a claim in a bankruptcy proceeding entitled Landmark Land Co. of Florida, Inc., Case No. 2:91-3291-1 against the debtor, Landmark Land Co. of Florida, Inc., in the United States District Court for the District of South Carolina, Charleston Division. The Partnership's claims are for breach of a joint venture agreement and breach of contract, among other things. The proof of claim, which was filed on March 6, 1992, seeks damages, as well as pre- and post-judgment interest, attorneys fees and costs. The adversary proceeding commenced in August 1993. The matter was tried to the Court over a five-week period ending in the Fall of 1995. The Partnership is awaiting the Court's ruling. The Partnership has assigned its interest in any net proceeds (after payment of attorneys' fees and expenses) from a recovery on its claim to its lender.

     The Partnership is not subject to any other material pending legal proceedings, other than ordinary litigation incidental to the business of the Partnership.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1997 and 1996.

                                PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP
         INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1997, there were 15,750 record Holders of the 233,963 Interests outstanding of the Partnership. There is no public market for Interests, and no public market for Interests will develop. As of December 31, 1997, the Partnership neither operated nor carried on any business, financial operation or venture, having ceased any such activities prior to such date, and as a result, has been terminated for Federal income tax purposes. As discussed in Item 1 above, the Partnership and its lender entered into a Settlement and Release Agreement effective December 31, 1997, pursuant to which, among other things, the lender agreed to forgive all remaining indebtedness owed to it by the Partnership under its credit facilities in exchange for an assignment of certain of the Partnership's remaining assets to the lender. In addition, the Partnership agreed to transfer to the lender any assets of the Partnership remaining immediately prior to its termination. Accordingly, there is no likelihood of any future distributions to be made to the Holders of Interest. In addition, Holders of Interests will not be allocated any profits or losses of the Partnership after December 31, 1997. Further, the Partnership has instructed its transfer agent not to permit transfers of Interests except by operation of law or upon death of a Holder of Interests.

     Reference is made to Note 9 for a discussion of the provisions of the Partnership Agreement relating to cash distributions. Reference is made to
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 for a discussion of the Partnership's previous inability to reinstate distributions.

ITEM 6.  SELECTED FINANCIAL DATA
                                        ARVIDA/JMB PARTNERS, L.P.-II
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                      FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, 1995, 1994 AND 1993

                           (Liquidating
                               Basis)
                               1997          1996           1995         1994          1993
                          ------------- -------------   -----------  ------------  ------------
Total revenues. . . . . .  $ 37,116,725    25,753,220    25,775,598    52,940,395    60,904,431
                           ============  ============  ============  ============  ============
Net operating
 income (loss). . . . . .  $ 33,163,029     4,602,058     1,904,695   (43,143,395)  (18,502,496)
                           ============  ============  ============  ============  ============

Net income (loss) . . . .  $112,421,185    12,366,476   (18,242,348)  (61,324,519)  (28,388,874)
                           ============  ============  ============  ============  ============
Net income (loss)
 per Interest (a) . . . .  $     444.19         64.05        (52.00)      (287.36)       (95.33)
                           ============  ============  ============  ============  ============

Total assets (b). . . . .  $  1,437,372     4,849,917    24,239,158    43,945,587    93,530,462
                           ============  ============  ============  ============  ============

Total liabilities
 (b). . . . . . . . . . .  $  1,437,372   117,271,102   149,026,819   150,490,900   138,751,256
                           ============  ============  ============  ============  ============
Cash distributions
 per Interest (c) . . . .  $       1.05        --             --            --           --
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

     (c) Pursuant to the Partnership Agreement, if upon completion of the liquidation and termination of the
Partnership and final distribution of all Partnership funds, the aggregate capital contributions made by the
Holders of Interests exceed the aggregate distributions paid from the Partnership to the Holders of Interests, then the General Partner and Associate Limited Partner were required to make payments to the Holders of Interests totaling the amount of distributions received by the General Partner and Associate Limited Partner from the
Partnership.  The distributions of cash flow received by the General Partner and Associate Limited Partner from the Partnership since its inception total approximately $247,000.  Accordingly, during November 1997, the General
Partner and Associate Limited Partner made payments totaling approximately $247,000 to the Partnership and the
Partnership, in turn, made payments totaling approximately $247,000 to the Holders of Interests ($1.05 per
Interest).


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997 and 1996, the Partnership had cash, cash equivalents and short-term investments of approximately $477,600 and $182,000, respectively. Bank overdrafts, which represent checks in transit, of approximately $10,200 at December 31, 1996 were repaid from cash on hand in January 1997. The Partnership suspended cash distributions to its partners in late 1990 due to, among other things, deteriorating market conditions. The Partnership was unable to reinstate distributions due to its financial condition, which is also discussed more fully below.

     The terms of the Partnership's credit facilities are discussed in detail in Note 8. The Partnership's credit facilities matured on December 30, 1994. However, the Partnership did not have the funds to pay off the balances outstanding under the credit facilities, and was unsuccessful in its attempts to negotiate a restructuring of such credit facilities with its lender.

     In September 1994, the lender informed the Partnership that it would not advance any funds for the construction of additional homes by the Partnership which were not under construction or under contract for sale by October 1994 and would not advance funds for the development of land parcels or homesites not fully developed or in process by October 1994, unless and until the lender and the Partnership agreed to a plan for the orderly liquidation of the Partnership's remaining assets.

     Proceeds from the sales of housing units, homesites, land parcels and other collateral securing the credit facilities, net of brokerage commissions and certain other customary selling expenses were delivered to the lender and applied against the outstanding principal balances on the term loans. Through December 31, 1997, the Partnership remitted proceeds totaling approximately $64.1 million from sales made after becoming subject to this requirement in September 1994.

     In March 1995, the Partnership and its lender entered into Forbearance Agreements pursuant to which, among other things, a plan for the orderly liquidation of its remaining assets was established. The Forbearance Agreements were modified in October 1995, March 1996, and June 1996, and amended in September 1996 and May 1997 to provide for, among other things, extensions of the time frame for the orderly liquidation of the Partnership's assets. In conjunction with the September 1996 amendment, the Partnership's lender agreed to forgive, waive and cancel a portion of the unpaid interest on the Partnership's credit facilities in the aggregate amount of $20 million, of which $2 million was allocated to interest on the revolving line of credit and $18 million was allocated to interest on one of the term loans. The forgiveness of this interest resulted in an extraordinary gain for financial reporting purposes, and is reflected as such on the accompanying consolidated statements of operations for the year ended December 31, 1996. The May 1997 amendment extended the terms of the forbearance to June 1997, among other things.

     During 1997, the Partnership completed the sales of its last remaining interests in real estate, and as a result, has no remaining properties. Effective December 31, 1997, the Partnership and its lender entered into a Settlement and Release Agreement ("Agreement") whereby the Partnership's lender agreed to forgive the Partnership's remaining indebtedness, including all unpaid principal and accrued interest (totaling in excess of $75 million, collectively) and fees and expenses related to the credit facilities. This forgiveness resulted in an extraordinary gain of approximately $82.2 million for financial reporting purposes, and is reflected as such on the accompanying consolidated statements of operations for the year ended December 31, 1997.

     In exchange for the forgiveness of such indebtedness, the Partnership has assigned to its lender approximately $617,000 in cash, cash equivalents and short-term investments (including those held under restricted collateral arrangements), approximately $664,000 of reimbursable development expenditures related to the Talega Property, accounts receivable (including receivables for which collectibility is uncertain), and the Partnership's right to any net proceeds from its claim pertaining to certain litigation relating to its former Palm Beach Polo Property in which the Partnership is currently involved. The ultimate amount of such proceeds, if any, is unknown at this time. The lender has agreed to allow the Partnership to retain approximately $571,000 in cash, cash equivalents and short-term investments, and an approximate $242,000 account receivable in order to pay any other expenses incurred prior to its termination as a legal entity, as well as continuing litigation expenses to defend itself in the lawsuit relating to the Heathrow joint venture and property described in Part 1. Item 3. Legal Proceedings, subject to the Partnership's acknowledgement that the lender has no obligation to provide any additional funds to the Partnership for payment of such expenses.

     The Agreement further provides that the Partnership will not undertake any business activity after December 31, 1997, or incur any additional indebtedness not directly related to the completion of the Partnership's winding up, and that the Partnership will assign to its lender any assets of the Partnership that remain after payment of all its expenses relating to or arising out of the completion of its winding up. Reference is made to Note 8 for further discussion of this Agreement.

     Pursuant to the Partnership Agreement, if upon completion of the liquidation and termination of the Partnership and final distribution of all Partnership funds, the aggregate capital contributions made by the Holders of Interests exceed the aggregate distributions paid from the Partnership to the Holders of Interests, then the General Partner and Associate Limited Partner were required to make payments to the Holders of Interests totaling the amount of distributions received by the General Partner and Associate Limited Partner from the Partnership. The distributions of cash flow received by the General Partner and Associate Limited Partner from the Partnership since its inception total approximately $247,000. Accordingly, during November 1997, the General Partner and Associate Limited Partner made payments totaling approximately $247,000 to the Partnership and the Partnership, in turn, made payments totaling approximately $247,000 to the Holders of Interests ($1.05 per Interest).

     As stipulated in a management agreement with the Partnership, Arvida Company ("Arvida") provided development, construction, management and other personnel and services to the Partnership for all of its projects and operations. In accordance with this agreement, the Partnership reimbursed Arvida for all of its out-of-pocket expenditures (including salary and salary-related costs). Pursuant to a requirement under the Partnership's credit facilities, a portion of the reimbursements paid to Arvida and to Arvida/JMB Partners, L.P., as well as portions of the Partnership's insurance and loan refinancing costs, incurred in 1992 and 1993 had been funded on the Partnership's behalf by advances from the General Partner.
As of April 30, 1993, the General Partner had advanced the total amount required under the terms of the credit facilities. Such advances, which do not bear interest, totaled approximately $4,609,400. The repayment of such advances was subordinated to the receipt by the Holders of Interests of certain levels of return and, therefore, will not be made. Accordingly, in December 1997, the Partnership recorded an adjustment to reflect this liability at its fair value of $0. This adjustment resulted in an extraordinary gain of approximately $4.6 million, and is reflected as such on the accompanying consolidated statements of operations at December 31, 1997.

    In addition, prior to the sale of the remaining land, the country club and certain related assets within the Heathrow Community during June 1996, Arvida was entitled to receive a management fee in connection with providing development management services to the Heathrow venture. Cumulative management fees of approximately $3,005,000 had been earned through December 31, 1997, the payment of which was deferred. The ultimate payment of these management fees will not be made as such payment was subordinated to certain levels of return to the Holders of Interests. Accordingly, in December 1997, the Partnership recorded an adjustment to reflect this liability at its fair value of $0. This adjustment resulted in an extraordinary gain of approximately $3.0 million, and is reflected as such on the accompanying consolidated statements of operations at December 31, 1997.

     As of December 31, 1997, the Partnership neither operated nor carried on any business, financial operation or venture, having ceased any such activities prior to such date, and as a result the Partnership has been terminated for Federal income tax purposes. The Partnership's only activity at this time is its involvement in certain pending litigation. Upon final resolution of the pending litigation, the Partnership will be terminated as a legal entity. Due to the Partnership's limited assets and the requirement, pursuant to the Agreement, that any assets remaining after completion of the Partnership's winding up must be assigned to its lender, there is no likelihood the Holders of Interests will receive any further distributions from the Partnership. Moreover, the Holders of Interests have no obligation or liability to pay, or to make capital contributions for the payment of, any claims, losses, deficits or expenses the Partnership has incurred or may incur in the future, and they will not receive any allocation of profits or losses for tax or accounting purposes for any period after December 31, 1997. Future items of profits or losses, if any, will be fully allocable to the General Partner.

    Reference is made to Note 11 for further discussion of certain claims by Merrill Lynch for indemnification by the Partnership and its General Partner against losses and expenses suffered by Merrill Lynch relating to claims for arbitration against it by certain investors of the Partnership.

RESULTS OF OPERATIONS

     The results of operations for the years ended December 31, 1997, 1996 and 1995 are primarily attributable to the limited operations of the Partnership and the sale of the Partnership's assets as it undertook an orderly liquidation of its remaining assets pursuant to various agreements with its lender.

     Revenues from housing and homesite activities are recognized upon the closing of homes and developed lots, respectively, within the Partnership's Communities. Land and property revenues are generated from the closing of developed and undeveloped residential and/or commercial land tracts. Cost of revenues pertaining to the Partnership's housing sales reflect the cost of the acquired assets as well as development and construction expenditures, certain capitalized overhead costs, capitalized interest, real estate taxes and marketing and disposition costs. The costs related to the Partnership's homesite sales reflect the cost of the acquired assets, related development expenditures, certain capitalized overheads, capitalized interest and real estate taxes, and disposition costs. Land and property cost of revenues reflect the cost of the acquired assets, certain development costs and the related disposition costs. Operating properties represents the activity from the club operation, retail shopping center and cable operations at the Partnership's Heathrow community. Brokerage and other operations represents activity from the sale of builders' homes within the Partnership's communities, the resale of real estate inside and outside of the Partnership's communities, and proceeds from the Partnership's property management activities.

     The Partnership's results of operations for the year ended
December 31, 1997 were generated primarily from the closings of its Talega Property in May, the shopping center at its Heathrow community in July, the remaining three lots in its Eagle Watch Community in May, August and December, respectively, and the sales center used in the Wesmere community in June. In addition, the Partnership's operating results for 1997 include the revenues and expenses associated with the operation of the shopping center at its Heathrow community prior to its sale in July.

     During May 1997, the Partnership closed on the sale of its Talega Property to an unaffiliated third party for $31.1 million. The terms of the sale were generally in accordance with an agreement made in October 1996 with certain modifications. In conjunction with the sale of the Talega Property, the Partnership paid all current and delinquent property taxes (including penalties and interest thereon). In addition, the Partnership reached an agreement with the Santa Margarita Water District (the "District") resulting in the Partnership's payment of an agreed upon amount due for charges and assessments made by the District, including those with respect to the Partnership's tax exempt bond financing. This amount was paid at closing, at which time the Partnership received a full and unconditional release from the District. In addition, all contractual obligations of the Partnership with respect to the Talega Property were assumed by the buyer. The net proceeds from the sale, after prorations and closing costs, totaled approximately $19.1 million. Of this amount, approximately $18.8 million was applied against the outstanding principal balance on the Partnership's term loans, in accordance with the terms of the Forbearance Agreements, and $0.3 million was deposited to fund the Partnership's expenses. This sale is the primary cause for the Partnership's gross operating profit for the year ended December 31, 1997 as a result of previous writedowns of the carrying value of Talega.

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

     The closings of the Talega Property and the shopping center within Heathrow are the cause for various significant changes reflected on the accompanying consolidated statements of operations for the year ended December 31, 1997 as compared to 1996.

     The Partnership's results of operations for the year ended
December 31, 1996 were generated primarily from the closings of the remaining land, country club, cable company and certain related assets within its Heathrow community, one housing unit in its Heathrow community, and 20 homesites within its Heathrow and Eagle Watch communities, collectively. In addition, the Partnership's operating results for 1996 include revenues and expenses associated with the operations of the country club and cable company in Heathrow prior to their sale in June, operating activities of the shopping center in its Heathrow community, and revenues and expenses associated with the Partnership's brokerage and other operations.

     During June 1996, the Heathrow joint venture, in which the Partnership is the managing general partner, closed on the sale of the remaining land, country club, cable company and certain related assets within the Partnership's Heathrow Community. This transaction is reflected in Land and property operations on the accompanying consolidated statements of operations. This sale is the primary cause for various significant changes on the accompanying consolidated statements of operations for the year ended December 31, 1996 as compared to 1995. The net proceeds from this sale, after prorations and closing costs, of approximately $18.4 million were paid to the Partnership's lender and applied against the outstanding principal balances on both of the Partnership's term loans. The sale resulted in a gain for financial reporting purposes and a loss for Federal income tax purposes in 1996.

     The Partnership's results of operations for the year ended
December 31, 1995 were generated primarily from the closings of the remaining land within the Partnership's Wesmere community, 37 housing units within its Heathrow and Wesmere communities, collectively, and 146 homesites within its Heathrow, Eagle Watch and Rock Creek communities, collectively. In addition, operating results for 1995 include the revenues and expenses associated with the operations of the country club, shopping center and cable company within its Heathrow community, and revenues and expenses associated with the Partnership's brokerage and other operations.

     During November 1995, the Partnership closed on the sale of the remaining land within its Wesmere Community to an unaffiliated third party for a sales price of approximately $4.25 million. In addition, the buyer reimbursed the Partnership at closing for certain prepaid impact fees totaling approximately $1 million which had been paid by the Partnership. The net proceeds from such sale were paid to the Partnership's lender and applied against the outstanding principal balance on one of the Partnership's term loans. The sale resulted in a gain for financial reporting purposes and a loss for Federal income tax purposes in 1995.

     The decline in the gross operating profit margin from homesite activities for the year ended December 31, 1996 as compared to 1995 is due primarily to a reduction in the number of closings of higher margin product at the Partnership's Heathrow community.

     Selling, general and administrative expenses include all marketing costs, with the exception of those costs capitalized in conjunction with the construction of housing units, and project and general administrative costs. These expenses are net of the marketing fee reimbursements received from third-party builders. Such costs continued to decrease as a direct result of the decline in the activities of the Partnership.

     The decrease in interest and real estate taxes for the year ended December 31, 1997 as compared to 1996 is due primarily to the decrease in taxes attributable to the Talega Property as result of the sale of that Property in May 1997. In addition, interest expense decreased due to a reduction in the indebtedness outstanding during the year ended
December 31, 1997 as compared to 1996. The decrease in interest and real estate taxes for the year ended December 31, 1996 as compared to 1995 is due primarily to an approximate $5.5 million adjustment recorded during 1996 to reduce real estate taxes related to the Talega Property. During the fourth quarter of 1996, the Partnership received correspondence from the District which indicated that the Partnership's obligation to the District had been reduced by proceeds from the sale of property previously improved by the District. Such improvements had been funded by the bond financing described in Note 12. The decrease in interest and real estate taxes for 1996 as compared to 1995 is also due to a decrease in the average amount of borrowings outstanding during the period.

     INFLATION

     As a result of the decrease in the level of inflation in recent years, inflation has not had a material effect on the operations of the Partnership. Due to the Partnership's last real estate investment being sold in 1997 and the expected dissolution of the Partnership, inflation is not expected to significantly impact the Partnership in the future.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                     ARVIDA/JMB PARTNERS, L.P.-II
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES


                                 INDEX



Report of Independent Certified Public Accountants

Statement of Consolidated Net Assets (Liquidating Basis), December 31, 1997

Consolidated Balance Sheet, December 31, 1996

Consolidated Statements of Operations for the years ended
  December 31, 1997 (Liquidating Basis), 1996 and 1995

Consolidated Statements of Changes in Partners'
  Capital Accounts (Deficits) for the years ended
  December 31, 1997 (Liquidating Basis), 1996 and 1995

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997 (Liquidating Basis), 1996 and 1995

Notes to Consolidated Financial Statements


SCHEDULES NOT FILED:

     All schedules have been omitted as the required information is inapplicable, or the information is presented in the consolidated financial statements or related notes.

                     REPORT OF ERNST & YOUNG LLP,
               INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Partners
Arvida/JMB Partners, L.P.-II

We have audited the consolidated balance sheet of Arvida/JMB Partners, L.P.-II and Consolidated Ventures as of December 31, 1996, and the related consolidated statements of operations, changes in partners' capital accounts (deficits), and cash flows for each of the two years in the period ended December 31, 1996. In addition, we have audited the consolidated statement of net assets (liquidating basis) as of December 31, 1997, and the related consolidated statements of operations (liquidating basis), changes in partners' capital accounts (liquidating basis), and cash flows (liquidating basis) for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in note 1 to the consolidated financial statements, upon disposition of its remaining interest in real estate and execution of a settlement agreement with its lender effective December 31, 1997, Arvida/JMB Partners, L.P.-II approved a plan of liquidation and commenced liquidation shortly thereafter. As a result, the Partnership has changed its basis of accounting as of December 31, 1997 from the going-concern basis to a liquidation basis.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arvida/JMB Partners, L.P.-II and Consolidated Ventures as of December 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, their net assets (liquidating basis) as of December 31, 1997, and the results of their operations (liquidating basis) and their cash flows (liquidating basis) for the year then ended, in conformity with generally accepted accounting principles applied on the basis described in the preceding paragraph.









Miami, Florida
February 20, 1998

                     ARVIDA/JMB PARTNERS, L.P.-II
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                 STATEMENT OF CONSOLIDATED NET ASSETS
                          (LIQUIDATING BASIS)

                           DECEMBER 31, 1997




ASSETS:

Cash and cash equivalents (note 4). . . . . . . . . .   $    477,532
Restricted cash (note 4). . . . . . . . . . . . . . .        515,905
Trade and other accounts receivable
  (net of allowance for doubtful accounts
  of $45,261) (note 5). . . . . . . . . . . . . . . .        241,885
Real estate inventories (notes 2, 6, 8 and 12). . . .          --
Property and equipment, net (note 7). . . . . . . . .          --
Security deposits . . . . . . . . . . . . . . . . . .        202,050
                                                        ------------

          Total assets. . . . . . . . . . . . . . . .   $  1,437,372
                                                        ============

LIABILITIES:

  Accounts payable. . . . . . . . . . . . . . . . . .   $     45,167
  Deposits (note 4) . . . . . . . . . . . . . . . . .          --
  Reserve for liquidating expenses (including $210,000
   of estimates due to affiliates of the Partnership)
   (notes 8 and 12) . . . . . . . . . . . . . . . . .      1,392,205
  Notes and mortgages payable (in default) (note 8) .          --
                                                        ------------

Commitments and contingencies
  (notes 3, 8, 10, 11 and 12)

          Total liabilities . . . . . . . . . . . . .      1,437,372
                                                        ------------

Net assets. . . . . . . . . . . . . . . . . . . . . .   $      --
                                                        ============

















              The accompanying notes are an integral part of these consolidated financial statements.

                     ARVIDA/JMB PARTNERS, L.P.-II
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                      CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 1996



ASSETS:

Cash and cash equivalents (note 4). . . . . . . . . .   $    181,623
Restricted cash (note 4). . . . . . . . . . . . . . .        955,077
Trade and other accounts receivable
  (net of allowance for doubtful accounts
  of $76,289) (note 5). . . . . . . . . . . . . . . .        103,650
Real estate inventories (notes 2, 6, 8 and 12). . . .         57,598
Property and equipment, net (note 7). . . . . . . . .      2,701,441
Prepaid expenses and other assets (including
  security deposits totaling $636,211). . . . . . . .        850,528
                                                        ------------

          Total assets. . . . . . . . . . . . . . . .   $  4,849,917
                                                        ============

LIABILITIES:

  Bank overdrafts . . . . . . . . . . . . . . . . . .   $     10,222
  Accounts payable. . . . . . . . . . . . . . . . . .        129,281
  Deposits (note 4) . . . . . . . . . . . . . . . . .         33,700
  Accrued expenses and other liabilities
   (notes 8 and 12) . . . . . . . . . . . . . . . . .     30,605,394
  Amounts due to affiliates (notes 3 and 10). . . . .      7,621,046
  Notes and mortgages payable (in default) (note 8) .     78,871,459
                                                        ------------

Commitments and contingencies
  (notes 3, 8, 10, 11 and 12)

          Total liabilities . . . . . . . . . . . . .    117,271,102
                                                        ------------
Partners' capital accounts (deficits) (note 9)
  General Partner and Associate Limited Partner:
     Capital contributions. . . . . . . . . . . . . .          2,000
     Cumulative net income (loss) . . . . . . . . . .     (8,448,354)
     Cumulative cash distributions. . . . . . . . . .       (246,771)
                                                        ------------
                                                          (8,693,125)
                                                        ------------
  Holders of Interests (note 1):
     Capital contributions, net of offering costs . .    209,753,671
     Cumulative net loss. . . . . . . . . . . . . . .   (304,260,557)
     Cumulative cash distributions. . . . . . . . . .     (9,221,174)
                                                        ------------
                                                        (103,728,060)
                                                        ------------
          Total partners' deficits. . . . . . . . . .   (112,421,185)
                                                        ------------

          Total liabilities and partners' deficits. .   $  4,849,917
                                                        ============




              The accompanying notes are an integral part of these consolidated financial statements.

                                        ARVIDA/JMB PARTNERS, L.P.-II
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE YEARS ENDED DECEMBER 31, 1997 (LIQUIDATING BASIS), 1996 AND 1995

                                                       (Liquidating
                                                          Basis)
                                                           1997             1996            1995
                                                       ------------     ------------    ------------
Revenues:
  Housing . . . . . . . . . . . . . . . . . . . . .    $      --             140,810       6,203,400
  Homesites . . . . . . . . . . . . . . . . . . . .          67,000        1,243,074       7,436,745
  Land and property . . . . . . . . . . . . . . . .      36,315,000       20,286,616       4,250,000
  Operating properties. . . . . . . . . . . . . . .         734,725        3,315,655       5,289,574
  Brokerage and other operations. . . . . . . . . .           --             767,065       2,595,879
                                                       ------------     ------------    ------------
           Total revenues . . . . . . . . . . . . .      37,116,725       25,753,220      25,775,598
                                                       ------------     ------------    ------------

Cost of revenues:
  Housing . . . . . . . . . . . . . . . . . . . . .           --             336,186       5,440,703
  Homesites . . . . . . . . . . . . . . . . . . . .          65,075        1,075,568       5,785,737
  Land and property . . . . . . . . . . . . . . . .       1,623,754       14,115,847         442,363
  Operating properties. . . . . . . . . . . . . . .         494,249        3,023,179       5,399,440
  Brokerage and other operations. . . . . . . . . .           --             600,742       2,393,648
                                                       ------------     ------------    ------------

          Total cost of revenues. . . . . . . . . .       2,183,078       19,151,522      19,461,891
                                                       ------------     ------------    ------------

Gross operating profit. . . . . . . . . . . . . . .      34,933,647        6,601,698       6,313,707

Selling, general and administrative expenses
  (notes 3, 8 and 10) . . . . . . . . . . . . . . .       1,770,618        1,999,640       4,409,012
                                                       ------------     ------------    ------------

          Net operating income. . . . . . . . . . .      33,163,029        4,602,058       1,904,695

Interest income . . . . . . . . . . . . . . . . . .          20,752           28,484         200,267
Interest and real estate taxes,
  net (notes 1, 8 and 12) . . . . . . . . . . . . .     (10,577,474)     (12,264,066)    (20,347,310)
                                                       ------------     ------------    ------------





                                        ARVIDA/JMB PARTNERS, L.P.-II
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                                       (Liquidating
                                                          Basis)
                                                           1997             1996            1995
                                                       ------------     ------------    ------------

          Gain (loss) before extraordinary item . .      22,606,307       (7,633,524)    (18,242,348)

          Extraordinary items:
            Gain on early extinguishment
              of debt (note 8). . . . . . . . . . .           --          20,000,000           --
            Gain resulting from forgiveness
              of indebtedness and adjustments
              to convert from historical
              cost basis to liquidation basis
              (notes 3, 8 and 10) . . . . . . . . .      89,814,878            --              --
                                                       ------------     ------------    ------------

              Net income (loss) . . . . . . . . . .    $112,421,185       12,366,476     (18,242,348)
                                                       ============     ============    ============

          Income (loss) before extraordinary
            item per Interest . . . . . . . . . . .    $     444.19            64.05          (52.00)
                                                       ============     ============    ============

          Net income (loss) per Interest
            (note 1). . . . . . . . . . . . . . . .    $     444.19            64.05          (52.00)
                                                       ============     ============    ============

          Cash distribution per Interest. . . . . .    $       1.05            --              --
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

                                          ARVIDA/JMB PARTNERS, L.P.-II
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                   CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                    FOR THE YEARS ENDED DECEMBER 31, 1997 (LIQUIDATING BASIS), 1996 AND 1995




                                  GENERAL PARTNER           HOLDERS
                                   AND ASSOCIATE              OF
                                  LIMITED PARTNER          INTERESTS             TOTAL
                                  ---------------        ------------        ------------

Capital accounts
  (deficits) at
  December 31, 1994 . . . . .         $     --           (106,545,313)       (106,545,313)

Net loss. . . . . . . . . . .          (6,054,701)        (12,187,647)        (18,242,348)
                                      -----------        ------------        ------------
Capital accounts
  (deficits) at
  December 31, 1995 . . . . .          (6,054,701)       (118,732,960)       (124,787,661)

Net income (loss) . . . . . .          (2,638,424)         15,004,900          12,366,476
                                      -----------        ------------        ------------
Capital accounts
  (deficits) at
  December 31, 1996 . . . . .          (8,693,125)       (103,728,060)       (112,421,185)

Contributions . . . . . . . .             246,771              --                 246,771

Distributions . . . . . . . .               --               (246,771)           (246,771)

Net income (liquidating
  basis). . . . . . . . . . .           8,446,354         103,974,831         112,421,185
                                      -----------        ------------        ------------
Capital accounts at
  December 31, 1997 . . . . .         $     --                  --                  --
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

                                        ARVIDA/JMB PARTNERS, L.P.-II
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31, 1997 (LIQUIDATING BASIS), 1996 AND 1995
                                                       (Liquidating
                                                          Basis)
                                                           1997             1996            1995
                                                       ------------     ------------    ------------
Net income (loss) . . . . . . . . . . . . . . . . .    $112,421,185       12,366,476     (18,242,348)

Charges (credits) to net income (loss) not
 requiring (providing) cash:
   Amortization . . . . . . . . . . . . . . . . . .         103,103           73,032         538,616
   Provision for doubtful accounts. . . . . . . . .         (22,015)          98,975         (14,522)
   (Gain) loss on sale of property and equipment. .      (2,320,333)       1,866,865          (2,702)
   Extraordinary gain on early extinguishment
    of debt . . . . . . . . . . . . . . . . . . . .           --         (20,000,000)          --
   Extraordinary gain resulting from forgiveness
    of indebtedness and adjustments to convert from
    historical cost basis to liquidation basis. . .     (89,814,878)           --              --
Changes in:
   Restricted cash. . . . . . . . . . . . . . . . .         439,172        1,597,757      (2,348,639)
   Trade and other accounts receivable. . . . . . .        (116,220)       1,015,390         193,373
   Real estate inventories:
     Additions to real estate inventories . . . . .           --          (4,524,288)       (228,478)
     Cost of revenues . . . . . . . . . . . . . . .          57,598       15,233,023      10,893,914
     Capitalized real estate taxes. . . . . . . . .           --               --            (51,688)
     Capitalized interest . . . . . . . . . . . . .           --               --           (279,639)
   Prepaid expenses and other assets. . . . . . . .         545,374          986,886       3,045,175
   Accounts payable, and reserve for liquidating
    expenses. . . . . . . . . . . . . . . . . . . .      (2,043,941)           --              --
   Accounts payable, accrued expenses
    and other liabilities . . . . . . . . . . . . .           --          11,147,042      15,529,990
   Deposits . . . . . . . . . . . . . . . . . . . .         (33,700)      (1,087,723)        (66,580)
   Amounts due to affiliates. . . . . . . . . . . .          (6,543)          29,157         593,847
                                                       ------------     ------------    ------------
          Net cash provided by
            operating activities. . . . . . . . . .      19,208,802       18,802,592       9,560,319
                                                       ------------     ------------    ------------





                                        ARVIDA/JMB PARTNERS, L.P.-II
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                       (Liquidating
                                                           Basis)
                                                           1997             1996            1995
                                                       ------------     ------------    ------------

Investing activities:
  Acquisitions of property and equipment. . . . . .         (78,226)           --           (180,641)
  Proceeds from disposals of property
    and equipment . . . . . . . . . . . . . . . . .       5,100,000        1,835,911           2,702
                                                       ------------     ------------    ------------
          Net cash provided by (used in)
            investing activities. . . . . . . . . .       5,021,774        1,835,911        (177,939)
                                                       ------------     ------------    ------------
Financing activities:
  Proceeds from notes and mortgages payable . . . .           --               --              --
  Payments of notes and mortgages payable . . . . .     (23,924,445)     (21,303,749)    (16,803,614)
  Repayments of bank overdrafts, net. . . . . . . .         (10,222)        (540,444)       (717,724)
  Contribution from General Partner and Associate
   Limited Partner. . . . . . . . . . . . . . . . .         246,771            --              --
  Distribution to Holders of Interests. . . . . . .        (246,771)           --              --
                                                       ------------     ------------    ------------
          Net cash used in
            financing activities. . . . . . . . . .     (23,934,667)     (21,844,193)    (17,521,338)
                                                       ------------     ------------    ------------
Increase (decrease) in cash and
  cash equivalents. . . . . . . . . . . . . . . . .         295,909       (1,205,690)     (8,138,958)
Cash and cash equivalents,
  beginning of year . . . . . . . . . . . . . . . .         181,623        1,387,313       9,526,271
                                                       ------------     ------------    ------------
Cash and cash equivalents, end of year. . . . . . .    $    477,532          181,623       1,387,313
                                                       ============     ============    ============
Supplemental disclosure for cash flow information:
  Cash paid for mortgage and other interest,
    net of amounts capitalized. . . . . . . . . . .    $      --               --              --
                                                       ============     ============    ============
  Non-cash investing and financing activities . . .    $      --               --              --
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

                     ARVIDA/JMB PARTNERS, L.P.-II
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  OPERATIONS AND BASIS OF ACCOUNTING

     Operations

     The Partnership's Properties consisted principally of interests in land developed or planned for development into master-planned residential communities ("Communities"). The Partnership had principally been engaged in the development of comprehensively planned, primary and secondary home Communities containing a diversified product mix designed for the various markets in which the Partnership operates. Reference is made to note 8 for a discussion of the orderly liquidation of the Partnership's remaining assets.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Partnership and its consolidated ventures. All material intercompany balances and transactions have been eliminated in consolidation.

     Basis of Presentation and Reserve for Liquidating Expenses

     The Partnership closed on the sale of its last remaining interest in real estate in December 1997. As a result, in December 1997, the Partnership changed its basis of accounting for its financial statements from the going concern basis of accounting to the liquidation basis of accounting in accordance with generally accepted accounting principles. Consequently, at December 31, 1997, assets have been valued at estimated realizable values and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities requires many estimates and assumptions, and there are substantial uncertainties during the liquidation process.

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

     Real Estate Inventories and Cost of Real Estate Revenues

     The Partnership's real estate inventories were carried at the lower of carrying amount or fair value less costs to sell as determined through an evaluation of individual projects. Fair value accounting assumes a bulk sale of the property in its current state of development under present market conditions. Prior to the adoption of Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which was issued by the Financial Accounting Standards Board ("FASB") in March 1995 and effective January 1, 1995, adjustments to book value, as they became necessary, were reported in the period in which they became known. The total cost of land, land development and common costs were apportioned among the projects on the relative sales value method. Costs pertaining to the Partnership's housing, homesites and land and property revenues reflect the cost of the acquired assets, as well as development, construction, capitalized interest and real estate taxes and capitalized overheads. Certain marketing costs relating to housing projects, including exhibits and displays, were capitalized and charged to housing cost of revenues as sales of related units were closed. A warranty reserve was provided as sales of housing units were closed. This reserve was reduced by the cost of subsequent work performed.

     Capitalized Interest and Real Estate Taxes

     Interest and real estate taxes were capitalized as incurred to qualifying assets, principally real estate inventories. Such capitalized interest and real estate taxes were charged to cost of revenues as revenue from real estate inventories was recognized. Interest, including the amortization of loan fees, of $7,736,256, $10,294,290 and $13,416,110 was incurred for the years ended December 31, 1997, 1996 and 1995, respectively, of which $0, $0 and $279,639 was capitalized. No interest payments were made during the three year period ended December 31, 1997. The Partnership has not made the required monthly interest payments on its credit facility since September 1994.

     Real estate taxes of $2,841,218, $1,969,776 and $7,262,527 were incurred for the years ended December 31, 1997, 1996 and 1995, respectively, of which $0, $0 and $51,688 were capitalized. Real estate tax payments of $11,287,749, $524,024 and $484,409 were made for the years ended December 31, 1997, 1996 and 1995, respectively. During 1996 and 1995, the Partnership received $68,443 and $625,142, respectively, of real estate tax refunds (not included in the real estate tax payments reported above) in connection with previously contested property taxes related to the Partnership's Talega Property. The increase in real estate taxes paid in 1997 as compared to 1996 and 1995 is due to the payment of all current and delinquent property taxes (including penalties and interest thereon) for the Talega Property in conjunction with its closing in May 1997. The decrease in real estate taxes for the year ended December 31, 1996 as compared to 1995 was due primarily to an approximate $5.5 million adjustment recorded during 1996 to reduce real estate taxes related to the Talega Property. During the fourth quarter of 1996, the Partnership received correspondence from the District which indicated that the Partnership's obligation to the District had been reduced by proceeds from the sale of property previously improved by the District. Such improvements had been funded by the bond financing described in note 12. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities and operating properties as these taxes are included in cost of revenues for operating properties.

     Property and Equipment and Other Assets

     Property and equipment and other assets, subject to impairment considerations (note 13), were carried at cost less accumulated depreciation and amortization. Prior to the adoption of Statement No. 121 in 1996, property and equipment were depreciated on the straight-line method over the estimated useful lives of the assets, which ranged from three to 25 years. In accordance with Statement No. 121, the Partnership discontinued recording depreciation on its depreciable assets in 1996 as they were all held for disposal. Other assets were amortized on the straight-line method over the useful lives of the assets, which ranged from one to five years. Expenditures for maintenance and repairs were charged to expense as incurred. Costs of major renewals and improvements which extend useful lives were capitalized. Amortization of other assets of approximately $103,000, $73,000 and $119,000 was recorded for the years ended December 31, 1997, 1996 and 1995, respectively.

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



                                                    1997                              1996
                                     ------------------------------    ------------------------------
                                       GAAP BASIS         TAX BASIS       GAAP BASIS       TAX BASIS
                                      ------------      -----------      ------------     -----------

Total assets. . . . . . . . . . . .   $  1,437,372            --           4,849,917     263,981,955
Partners' capital accounts
 (deficits):
  General and Associate
   Limited Partner. . . . . . . . .         --                --          (8,693,125)          --
  Holders of Interests. . . . . . .         --                --        (103,728,060)    103,015,077
Net income (loss):
  General and Associate
   Limited Partner, net . . . . . .      8,446,354         (246,771)      (2,638,424)          --
  Holders of Interests. . . . . . .    103,974,831     (102,768,306)      15,004,900      (8,623,515)
Net income (loss) per
  Interest. . . . . . . . . . . . .         444.19          (439.25)           64.05          (36.82)
Capital Contributions:
  General and Associate
    Limited Partner . . . . . . . .        246,771          246,771            --              --
  Holders of Interests. . . . . . .          --               --               --              --
Distributions:
  General and Associate
    Limited Partner . . . . . . . .          --               --               --              --
  Holders of Interests. . . . . . .        246,771          246,771            --              --

                                       ===========     ============    =============   =============

     Reference is made to note 9 for further discussion of the allocation of profits and losses to the General Partner, Associated Limited Partner and Holders of Interests.

     The net income (loss) per Interest is based upon the average number of Interests outstanding during the period.

     Reclassifications

     Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform with the 1997 presentation.

     Income Taxes

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.


(2)  INVESTMENT PROPERTIES

     The Partnership had no investment properties at December 31, 1997. At December 31, 1996, the Partnership's assets included completed inventories, commercial properties, and brokerage and other ancillary operations.


(3)  VENTURE AGREEMENT - HEATHROW

     The Partnership is the managing general partner in the limited partnership which was the developer/owner of the Heathrow Community, prior to the sale during June 1996 of the remaining land, country club, cable company and certain related assets within the Heathrow Community. The Heathrow venture agreement provided that the Partnership would receive distributions of cash flow from the Heathrow project equal to a cumulative, compounded preferred return on its capital contribution, plus the return of its capital contribution, with all remaining cash flow expected to be distributable 75% to the Partnership and 25% to the venture partner, who is the prior developer/owner of Heathrow.

     Arvida Company ("Arvida") had previously entered into a development management agreement with the prior owner of Heathrow to provide development management services with respect to the Heathrow Property for an annual fee equal to the greater of (i) approximately $470,000 or (ii) 10% of the excess, if any, of cash receipts (which include sale and financing proceeds) for such period over cash expenditures (excluding the manager's fee). Arvida continued to provide such development management services to the Heathrow joint venture pursuant to the agreement through June 1996; however, as the managing partner of the Heathrow joint venture, the Partnership retained control over major decisions affecting the Property. For the years ended December 31, 1997, 1996 and 1995, management fees of approximately $0, $212,200 and $468,800, respectively, had been earned, the payment of which has been deferred. The cumulative amount of such deferred fees as of December 31, 1997 is approximately $3,005,200. Such deferred fees did not bear interest and will not be paid as the ultimate payment of these management fees was subordinated to certain levels of return to the Holders of Interests. Accordingly, in December 1997, the Partnership recorded an adjustment to reflect this liability at its fair value of $0. This adjustment resulted in an extraordinary gain of approximately $3.0 million, and is reflected as such on the accompanying consolidated statements of operations at December 31, 1997.

(4)  CASH, CASH EQUIVALENTS AND RESTRICTED CASH

     Cash and cash equivalents may consist of U.S. Government obligations with original maturities of three months or less, money market demand accounts and repurchase agreements, the cost of which approximate market value. Restricted cash at December 31, 1997 and 1996 consists of the amount remaining from the original $3 million which was deposited into a restricted collateral account in March 1995 pursuant to an agreement between the Partnership and its lender. Additional amounts were deposited into the restricted collateral account pursuant to the sale of the Partnership's remaining land, country club and cable operation within its Heathrow community in 1996, the sale of the Talega Property in May 1997 and the sale of the shopping center in Heathrow in July 1997. Such cash has been used to fund the Partnership's expenses, subject to the approval of the Partnership's lender. Reference is made to note 8 for a discussion of an agreement entered into between the Partnership and its lender effective December 31, 1997. There are no treasury bills or other short-term investments with original maturity dates of three months or less included in Cash and cash equivalents at December 31, 1997 and 1996. Credit risk associated with cash, cash equivalents and restricted cash is considered low due to the high quality of the financial institutions in which these assets are held.


(5)  TRADE AND OTHER ACCOUNTS RECEIVABLE

     Trade and other accounts receivable at December 31, 1997 consist primarily of a receivable due from one of the Partnership's insurance carriers related to a claim filed by the Partnership in 1997. The Partnership received this payment in February 1998. Reference is made to note 8 for a discussion of an agreement entered into between the Partnership and its lender effective December 31, 1997. At December 31, 1996, Trade and other accounts receivable consisted primarily of operating receivables which resulted from the normal course of operations.


(6)  REAL ESTATE INVENTORIES

     The Partnership had no Real estate inventories at December 31, 1997. Real estate inventories at December 31, 1996 consist of completed inventory.

     Reference is made to note 8 for a discussion regarding sales of the Partnership's real estate inventories.

     Reference is made to note 13 for a discussion regarding the impairment of long-lived assets.

(7)  PROPERTY AND EQUIPMENT

     The Partnership had no Property and equipment at December 31, 1997.

     Property and equipment at December 31, 1996 is summarized as follows:

                                                           1996
                                                        ----------

     Land . . . . . . . . . . . . . . . . . . . . . .   $  289,279
     Land improvements. . . . . . . . . . . . . . . .        --
     Buildings. . . . . . . . . . . . . . . . . . . .    4,106,232
     Equipment and furniture. . . . . . . . . . . . .       28,091
     Construction in progress . . . . . . . . . . . .        --
                                                       -----------
          Total . . . . . . . . . . . . . . . . . . .    4,423,602
          Accumulated depreciation. . . . . . . . . .   (1,722,161)
                                                       -----------
          Property and equipment, net . . . . . . . .  $ 2,701,441
                                                       ===========

     Depreciation expense of approximately $419,400 was recorded for the year ended December 31, 1995. In conjunction with the provisions of FASB Statement No. 121, (note 13), the Partnership discontinued recording depreciation expense on its depreciable assets in 1996 as they were all held for disposal.

     Reference is made to note 8 for a discussion regarding the sales of the Partnership's country club, cable company and retail shopping center located within the Heathrow community.

     Reference is made to note 13 for a discussion regarding the impairment of long-lived assets.

(8)  NOTES AND MORTGAGES PAYABLE

     Notes and mortgages payable at December 31, 1997 and 1996 are summarized as follows:

                                                           1996
                                            1997       (In Default)
                                        ------------    ----------
Term loan credit facility of
 $52,500,000, bearing interest
 at approximately 9.75% at
 December 31, 1996. . . . . . . . . . .  $     --       11,420,548

Term loan credit facility of
 $67,500,000, bearing interest
 at approximately 10.25% at
 December 31, 1996. . . . . . . . . . .        --       55,967,084

Revolving line of credit of
 $14,301,839, bearing interest
 at approximately 9.75% at
 December 31, 1996. . . . . . . . . . .        --       11,483,827
                                         -----------   -----------

      Total Notes and Mortgages
        Payable (In Default). . . . . .  $     --       78,871,459
                                         ===========   ===========

     The Partnership's credit facilities consisted of a $52.5 million term loan, a $67.5 million term loan, a revolving line of credit of approximately $14.3 million and approximately $4.3 million of outstanding letters of credit securing performance obligations of the Partnership. There was also a $5 million letter of credit facility which secured performance obligations of the Partnership. Availability under such facility was reduced to the extent there were performance letters of credit outstanding under the Partnership's credit facility. The term loans, the revolving line of credit and the letter of credit facilities matured on December 30, 1994. However, the Partnership did not have the funds to pay off the balances outstanding under the credit facilities and was unsuccessful in its attempts to negotiate a restructuring of such credit facilities with its Lender.

     Prior to the maturity of the credit facilities on December 30, 1994, the loans carried varying rates of interest. Due to its inability to pay off the balances outstanding under the credit facilities at the maturity date, the Partnership began accruing interest on all of the loans at the post maturity rate of prime plus 3.25% per annum, effective December 31, 1994, as specified in the credit facility agreement. For the year ended December 31, 1997, the effective interest rate for the combined term loans and the revolving line of credit facility was approximately 11.5% per annum. Interest on the facilities was payable monthly, with the exception of interest on a portion of the $67.5 million term loan, which accrued and was payable on the maturity date. The Partnership has not made the required interest payments on its credit facilities since September 1994.

     Proceeds from the sales of housing units, homesites, land parcels and other collateral securing the credit facilities, net of brokerage commissions and certain other customary selling expenses were delivered to the lender and applied against the outstanding principal balances on the term loans. Through December 31, 1997, the Partnership remitted proceeds totaling approximately $64.1 million from sales made after becoming subject to this requirement in September 1994.

     In March 1995, the Partnership and its lender entered into Forbearance Agreements pursuant to which, among other things, a plan for the orderly liquidation of its remaining assets was established. The Forbearance Agreements were modified in October 1995, March 1996, and June 1996, and amended in September 1996 and May 1997 to provide for, among other things, extensions of the time frame for the orderly disposition of the Partnership's assets. In conjunction with the September 1996 amendment, the Partnership's lender agreed to forgive, waive and cancel a portion of the unpaid interest on the Partnership's credit facilities in the aggregate amount of $20 million, of which $2 million was allocated to interest on the revolving line of credit and $18 million was allocated to interest on one of the term loans. The May 1997 amendment extended the terms of the forbearance to June 1997, among other things.

     During November 1995, the Partnership closed on the sale of the remaining land within its Wesmere Community to an unaffiliated third party for a sales price of approximately $4.25 million. In addition, the seller reimbursed the Partnership at closing for certain prepaid impact fees totaling approximately $1 million which had been paid by the Partnership. The net proceeds from such sale were paid to the Partnership's lender and applied against the outstanding principal balance on one of the Partnership's term loans. The sale resulted in a gain for financial reporting purposes and a loss for Federal income tax purposes.

     During June 1996, the Heathrow joint venture, in which the Partnership is the managing general partner, closed on the sale of the remaining land, country club, cable company and certain related assets within the Partnership's Heathrow Community for approximately $19.3 million. This transaction is reflected in Land and property operations on the accompanying consolidated statements of operations. This sale is the primary cause for various significant changes on the accompanying consolidated statements of operations for the year ended December 31, 1996 as compared to 1995. The net proceeds from this sale, after prorations and closing costs, of approximately $18.4 million were paid to the Partnership's lender and applied against the outstanding principal balances on both of the Partnership's term loans. The sale resulted in a gain for financial reporting purposes and a loss for Federal income tax purposes in 1996.

     On May 30, 1997, the Partnership closed on the sale of its Talega Property to an unaffiliated third party for $31.1 million. The terms of the sale were generally in accordance with the agreement made in October 1996 with certain modifications. In conjunction with the sale of the Talega Property, the Partnership paid all current and delinquent property taxes (including penalties and interest thereon). In addition, the Partnership reached an agreement with the Santa Margarita Water District (the "District") resulting in an agreed upon amount due for charges and assessments made by the District, including those with respect to the Partnership's tax exempt bond financing. This amount was paid at closing, at which time the Partnership received a full and unconditional release from the District. In addition, all contractual obligations of the Partnership with respect to the Talega Property were assumed by the buyer. The net proceeds from the sale, after prorations and closing costs, totaled approximately $19.1 million. Of this amount, approximately $18.8 million was applied against the outstanding principal balance on the Partnership's term loans, in accordance with the terms of the Forbearance Agreements, and $0.3 million was deposited to fund the Partnership's expenses. This sale is the primary cause for the Partnership's gross operating profit for the year ended December 31, 1997 as a result of previous writedowns of the carrying value of Talega.

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

     The closings of the Talega Property and the shopping center within Heathrow are the cause for various significant changes reflected on the accompanying consolidated statements of operations for the year ended December 31, 1997 as compared to 1996.

     During 1997, the Partnership completed the sales of its last remaining interests in real estate, and as a result, has no remaining properties. Effective December 31, 1997, the Partnership and its lender entered into a Settlement and Release Agreement ("Agreement") whereby the Partnership's lender agreed to forgive the Partnership's remaining indebtedness, including all unpaid principal and accrued interest (totaling in excess of $75 million, collectively) and fees and expenses related to the credit facilities. This forgiveness resulted in an extraordinary gain of approximately $82.2 million for financial reporting purposes, and is reflected as such on the accompanying consolidated statements of operations for the year ended December 31, 1997.

     In exchange for the forgiveness of such indebtedness, the Partnership has assigned to its lender approximately $617,000 in cash, cash equivalents and short-term investments (including those held under restricted collateral arrangements), approximately $664,000 of reimbursable development expenditures related to the Talega Property, accounts receivable (including receivables for which collectibility is uncertain), and the Partnership's right to any net proceeds from its claim pertaining to certain litigation relating to its former Palm Beach Polo Property in which the Partnership is currently involved. The ultimate amount of such net proceeds, if any, is unknown at this time. The lender has agreed to allow the Partnership to retain approximately $571,000 in cash, cash equivalents and short-term investments, and an approximate $242,000 account receivable in order to pay expenses incurred prior to its termination as a legal entity, including continuing litigation expenses to defend itself in the lawsuit relating to the Heathrow joint venture and property described in Part 1. Item 3. Legal Proceedings.

     The Agreement further provides that the Partnership will not undertake any business activity after December 31, 1997, or incur any additional indebtedness not directly related to the completion of the Partnership's winding up, and that the Partnership will assign to its lender any assets of the Partnership that remain after payment of all its expenses relating to or arising out of the completion of its winding up.

(9)  PARTNERSHIP AGREEMENT

     Pursuant to Section 4.2A of the Partnership Agreement, subject to Sections 4.2C and 4.2F (described below), profits or losses of the Partnership generally will be allocated as follows: (i) profits were allocated such that the General Partner and the Associate Limited Partner were allocated profits equal to the amount of cash flow distributed to them for such fiscal period, except that the General Partner was allocated at least 1% of profits, and the Holders of Interests were allocated the remaining profits and (ii) losses were allocated 1% to the General Partner, 1% to the Associate Limited Partner and 98% to the Holders of Interests.

     For Federal income tax and financial reporting purposes, subject to Sections 4.2C and 4.2F (described below), all profits of the Partnership were allocated such that the General Partner and the Associate Limited Partner were allocated profits equal to the amount of cash flow distributed to them, except that the General Partner was allocated at least 1% of profits, and the Holders of Interests were allocated the remaining profits.

Losses were allocated 98% to the Holders of Interests, 1% to the Associate Limited Partner and 1% to the General Partner.

     Section 4.2C of the Partnership Agreement limits the allocation of losses to the Holders of Interests to the extent that such allocation would create a deficit balance in such Holder's capital account which exceeds the Minimum Gain (as defined) which would be allocable to them if applicable assets were disposed in a hypothetical sale at their carrying value and the non-recourse debt secured by those assets was repaid or discharged. For financial reporting purposes, the amount of loss allocated to the General Partner and Associate Limited Partner, collectively, as a result of the limitation under Section 4.2C was approximately $0 and $2,640,000 for 1997 and 1996, respectively. For Federal income tax purposes for 1997 and 1996, the limitations under Section 4.2C did not apply and losses were allocated in accordance with Section 4.2F as discussed below.

     Section 4.2F of the Partnership Agreement requires the allocation of Profits (as defined) to the General Partner and Associate Limited Partner in order to take account of a current or anticipated reduction in the Partnership's indebtedness and certain other circumstances. In accordance with Section 4.2F of the Partnership Agreement, the General Partner and Associate Limited Partner received allocations of Profits for Federal income tax purposes for 1997 and 1996 in addition to their respective allocations, pursuant to Section 4.2A of the Partnership Agreement, of the Partnership's 1997 and 1996 losses for Federal income tax purposes, as adjusted for such allocation of Profits.

     The General Partner and Associate Limited Partner made initial capital contributions to the Partnership of $1,000 each. Pursuant to the Partnership Agreement, if upon completion of the liquidation and termination of the Partnership and final distribution of all Partnership funds, the aggregate capital contributions made by the Holders of Interests exceed the aggregate distributions paid from the Partnership to the Holders of Interests, then the General Partner and Associate Limited Partner were required to make payments to the Holders of Interests totaling the amount of distributions received by the General Partner and Associate Limited Partner from the Partnership. The distributions of cash flow received by the General Partner and Associate Limited Partner from the Partnership since its inception total approximately $247,000. Accordingly, during November 1997, the General Partner and Associate Limited Partner made payments totaling approximately $247,000 to the Partnership and the Partnership, in turn, made payments totaling approximately $247,000 to the Holders of Interests ($1.05 per Interest).

     As of December 31, 1997, the Partnership neither operated nor carried on any business, financial operation or venture, having ceased any such activities prior to such date, and as a result the Partnership has been terminated for Federal income tax purposes. The Partnership's only activity at this time is its involvement in certain pending litigation. Upon final resolution of the pending litigation, the Partnership will be terminated as a legal entity. Due to the Partnership's limited assets and the requirement, pursuant to the Agreement, that any assets remaining after completion of the Partnership's winding up must be assigned to its lender, there is no likelihood the Holders of Interests will receive any further distributions from the Partnership. Moreover, the Holders of Interests have no obligation or liability to pay, or to make capital contributions for the payment of, any claims, losses, deficits or expenses the Partnership has incurred or may incur in the future, and they will not receive any allocation of profits or losses for tax or accounting purposes for any period after December 31, 1997. Future items of profits or losses, if any, will be fully allocable to the General Partner.

(10)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenditures, associated with administering the Partnership, required to be paid to affiliates of the General Partner, other than Arvida Company ("Arvida"), as of and for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                            UNPAID AT
                                                           DECEMBER 31,
                             1997       1996      1995        1997
                           -------    -------    -------   ------------

Insurance commissions . . $   --        1,921     38,255        --
Reimbursement (at cost)
 for accounting
 services . . . . . . . .    2,374      7,806     50,424        --
Reimbursement (at cost)
 for portfolio manage-
 ment . . . . . . . . . .    5,021     11,645     16,646        --
Reimbursement (at cost)
 for legal services . . .   63,663     28,465     26,643        --
Reimbursement (at cost)
 for other adminis-
 trative and out-of-
 pocket expenses. . . . .   63,428      2,372     50,588        --
                          --------   --------   --------      ------
                          $134,486     52,209    182,556        --
                          ========   ========   ========      ======

     The Partnership also received reimbursements from affiliates of the General Partner for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. The Partnership was entitled to receive approximately $400, $0 and $9,900 for the years ended December 31, 1997, 1996 and 1995, respectively, for such costs. At December 31, 1997, approximately $400 was owed to the Partnership, none of which was paid as of February 20, 1998.

     Arvida, pursuant to an agreement with the Partnership, provided development, construction, management and other personnel and services to the Partnership for its projects and operations. In accordance with such agreement, the Partnership reimbursed Arvida for all of its out-of-pocket expenditures (including salary and salary-related costs). The total of such costs for the years ended December 31, 1997, 1996 and 1995 was approximately $212,500, $192,300 and $819,600, respectively. At
December 31, 1997, approximately $3,300 was unpaid, none of which was paid as of February 20, 1998.

     Prior to June 1996, the Partnership and Arvida/JMB Partners, L.P. (a publicly-held limited partnership affiliated with the General Partner, "Arvida/JMB-I") each employed project-related and administrative personnel who performed services on behalf of both partnerships. In addition, certain out-of-pocket expenditures related to such services and certain general and administrative expenditures were incurred and charged to each partnership as appropriate. The Partnership reimbursed or received reimbursements from Arvida/JMB-I for such costs (including salary and salary-related costs). Subsequent to June 1996, the Partnership no longer employed any project-related or administrative personnel, and incurred no costs on behalf of Arvida/JMB-I. For the year ended December 31, 1997, the Partnership was obligated to reimburse Arvida/JMB-I approximately $112,900.

At December 31, 1997, approximately $9,900 was unpaid, all of which was paid as of February 20, 1998. For the years ended December 31, 1996 and 1995, the Partnership was obligated to reimburse Arvida/JMB-I approximately $1,021,800 and $1,338,900, respectively, and the Partnership was entitled to receive approximately $245,100 and $537,700, respectively, from Arvida/JMB-I.

     Pursuant to a requirement under the Partnership's credit facilities, a portion of the reimbursements paid to Arvida and Arvida/JMB-I as discussed above, as well as portions of the Partnership's insurance and loan refinancing costs incurred in 1992 and 1993 had been funded on the Partnership's behalf by advances from the General Partner. Such advances totaled approximately $4,609,400 at December 31, 1996 and 1995, and do not bear interest. The repayment of such advances was subordinated to the receipt by the Holders of Interests of certain levels of return, and therefore, will not be made. Accordingly, in December 1997, the Partnership recorded an adjustment to reflect this liability at its fair value of $0. This adjustment resulted in an extraordinary gain of approximately $4.6 million and is reflected as such on the accompanying consolidated statements of operations at December 31, 1997. In addition, the Partnership was entitled to receive approximately $12,900 from an affiliate of the General Partner for salary and salary-related costs incurred by the Partnership on behalf of such affiliate of the General Partner, all of which was outstanding as of December 31, 1997 and December 31, 1996, none of which was received as of February 20, 1998.

     Reference is made to note 3 for a discussion of a management agreement between Arvida and the prior owner of Heathrow.

     The Partnership incurred certain general and administrative costs which were paid by the Partnership on behalf of its affiliated homeowners associations. The Partnership received reimbursements from the affiliates for such costs. The Partnership was not entitled to receive any amounts from such affiliates for the year ended December 31, 1997. For the years ended December 31, 1996 and 1995, the Partnership was entitled to receive approximately $1,800 and $38,600, respectively, from such affiliates.

     In accordance with the Partnership Agreement, the General Partner and Associate Limited Partner deferred a portion of their distributions of net cash flow from the Partnership totaling approximately $247,000 at December 31, 1996 and 1995. This amount, which does not bear interest, will not be paid.

(11)  COMMITMENTS AND CONTINGENCIES

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

     The Partnership has filed a claim in a bankruptcy proceeding entitled Landmark Land Co. of Florida, Inc., Case No. 2:91-3291-1 against the debtor, Landmark Land Co. of Florida, Inc. in the United States District Court for the District of South Carolina, Charleston Division. The Partnership's claims are for breach of a joint venture agreement and breach of contract, among other things. The proof of claim, which was filed on March 6, 1992, seeks damages, as well as pre- and post-judgment interest, attorneys fees and costs. The adversary proceeding commenced in August 1993. The matter was tried to the Court over a five-week period ending in the Fall of 1995. The Partnership is awaiting the Court's ruling. The Partnership has assigned its interest in any net proceeds (after payment of attorneys' fees and expenses) from a recovery on its claim to its lender.

    The Partnership has been advised by Merrill Lynch that various investors of the Partnership have sought to compel Merrill Lynch to arbitrate claims brought by certain investors of the Partnership and has been named as a respondent in various arbitrations representing approximately 11% of the total Interests outstanding. These claimants have sought and are seeking to arbitrate claims involving unspecified damages based on Merrill Lynch's alleged violations of applicable state and/or federal securities laws and alleged violations of the rules of the National Association of Securities Dealers, Inc., together with pendent state law claims. The Partnership believes that Merrill Lynch has resolved some of these claims through litigation, and otherwise, and that Merrill Lynch is defending other claims. Merrill Lynch may seek indemnification from the Partnership against liabilities and expenses Merrill Lynch incurs in these claims. The Partnership is unable to determine at this time the ultimate investment of investors who have filed arbitration claims as to which Merrill Lynch might seek indemnification in the future. At this time, and based upon the information presently available about the arbitration statements of claims filed by some of these investors, the Partnership and its General Partner believe that they have meritorious defenses to demands for indemnification made by Merrill Lynch and intend to vigorously pursue such defenses. Although there can be no assurance regarding the outcome of the claims for indemnification, at this time, based on information presently available about such arbitration statements of claims, the Partnership and its General Partner do not believe that the demands for indemnification by Merrill Lynch will have a material adverse effect on the financial condition of the Partnership.

     Rental expense was $72,175, $84,868 and $99,350 for the years ended December 31, 1997, 1996 and 1995, respectively.


(12)  TAX-EXEMPT BOND FINANCING

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


(13)  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     The Partnership adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", effective January 1, 1996. In accordance with FASB No. 121, the Partnership discontinued recording depreciation in 1996 as all of its assets were held for disposal. Operating results for properties which were held for sale or disposition are reflected as operating properties revenues and cost of revenues on the accompanying consolidated statements of operations for the years ended December 31, 1997 and 1996.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. As the Partnership's capital structure consists of only general and limited partnership interests, the adoption of these standards had no impact on the Partnership.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


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

     There is no family relationship among any of the foregoing director or officers. The foregoing director has been elected to serve a one-year term until the annual meeting of the General Partner to be held on August 11, 1998. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the General Partner to be held on August 11, 1998. There are no arrangements or understandings between or among any of said director or officers and any other person pursuant to which any director or officer was selected as such.

     The foregoing director and officers are also officers and/or directors of JMB, which is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties, Ltd.-XIII ("JMB-XIII"). JMB is also the sole general partner of the associate general partners of partnerships. The foregoing director and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida/JMB-I")) and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Such director and most of such officers are also partners, directly or indirectly, of certain partnerships (the "Associate Partnerships") which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-IX, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VII, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG. Certain of the foregoing officers are also partners, indirectly through other partnerships, of the Associate Limited Partner of the Partnership and the associate limited partners of Arvida/JMB-I.

     The business experience during the past five years of the director and such officers of the General Partner of the Partnership includes the following:

     Judd D. Malkin (age 60) is Chairman of JMB, an officer and/or director or various JMB affiliates and a partner, directly or indirectly, of the Associate Partnerships. He is also an individual general partner of JMB Income Properties-IV and JMB Income Properties-VI. Mr. Malkin has been associated with JMB since October, 1969. Mr Malkin is also a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 60) is President and a director of JMB, and an officer and/or director of various JMB affiliates and a partner, directly or indirectly, of the Associate Partnerships. He is also an individual general partner of JMB Income Properties-IV and JMB Income Properties-VI. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Real Estate Fund I, L.P. and a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     H. Rigel Barber (age 48) is Chief Executive Officer and Executive Vice President of JMB, an officer of various JMB affiliates and a partner, directly or indirectly, of various Associate Partnerships. Mr. Barber has been associated with JMB since March, 1982. He received a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 49) is a Senior Vice President of JMB, an officer of various JMB affiliates and a partner, directly or indirectly, of various Associate Partnerships. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters Degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 62) is Senior Vice President and Treasurer of JMB, an officer of various JMB affiliates and a partner of various Associate Partnerships. Mr. Kogen has been associated with JMB since March, 1973. He is a Certified Public Accountant.

    Gary Nickele (age 45) is Executive Vice President and General Counsel of JMB, and an officer of various JMB affiliates. Mr. Nickele has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

ITEM 11.  EXECUTIVE COMPENSATION

     The officers and the director of the General Partner receive no current direct remuneration in such capacities from the Partnership. The General Partner and the Associate Limited Partner were entitled to receive a share of cash distributions, when and as cash distributions were made to the Holders of Interests, and a share of profits or losses as described under the caption "Cash Distributions and Allocations of Profit and Losses" at pages 58 to 60 of the Prospectus and at pages A-10 to A-14 of the Partnership Agreement, which descriptions are incorporated herein by reference to Exhibit 99.1 of this report. Reference is also made to Note 9 of the consolidated financial statements filed with this annual report for a description of such distributions and allocations. The General Partner and the Associate Limited Partner did not receive any cash distributions in 1997, 1996 or 1995.

     Pursuant to the Partnership Agreement, the General Partner and Associate Limited Partner were allocated net losses in the aggregate amount of $246,771 for Federal income tax purposes for 1997. Reference is made to
Note 9 for further discussion of this allocation. Such losses may be used to offset taxable income from other sources.

     Pursuant to the Partnership Agreement, if upon completion of the liquidation and termination of the Partnership and final distribution of all Partnership funds, the aggregate capital contributions made by the Holders of Interests exceed the aggregate distributions paid from the Partnership to the Holders of Interests, then the General Partner and Associate Limited Partner were required to make payments to the Holders of Interests totaling the amount of distributions received by the General Partner and Associate Limited Partner from the Partnership. The distributions of cash flow received by the General Partner and Associate Limited Partner from the Partnership since its inception total approximately $247,000. Accordingly, during November 1997, the General Partner and Associate Limited Partner made payments totaling approximately $247,000 to the Partnership and the Partnership, in turn, made payments totaling approximately $247,000 to the Holders of Interests ($1.05 per Interest).

     In January 1996, the Partnership, the General Partner, Arvida and JMB Realty Corporation were named as defendants in a lawsuit entitled Land Investment I, Ltd., et al. v. Arvida/JMB Managers-II, Inc., et al. (the "Heathrow litigation"). The complaint in the Heathrow litigation includes counts for breach of the management agreement, fraud in the inducement and conspiracy to commit fraud in the inducement, breach of the partnership agreement and constructive trust in connection with the purchase and management of the Heathrow development. Plaintiffs seek, among other things, unspecified compensatory and punitive damages. The Partnership has paid and expects to pay all of the litigation and related expenses (consisting primarily of attorneys' fees and expenses) incurred in defending the claims in the Heathrow litigation on behalf of itself and the General Partner and its affiliates.

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

     Arvida may be reimbursed fully for all of its out-of-pocket expenditures (including salary and salary-related costs) incurred while supervising the development and management of the Partnership's properties and other operations. In 1997, such expenses were approximately $212,500, approximately $3,300 of which was unpaid as of December 31, 1997. In November 1997, St. Joe Corporation completed its acquisition of a majority interest in St. Joe/Arvida Company, L.P. ("St. Joe/Arvida"), which acquired the major assets formerly owned by Arvida, including the Arvida name and service marks with respect to the Arvida name, subject to the Partnership's non-exclusive right to use the name and service marks under a license agreement (and the non-exclusive rights of certain third parties to the limited use of the name and service marks). St. Joe/Arvida also currently employs most of the personnel formerly employed by Arvida. St. Joe/Arvida may provide accounting and certain other administrative services to the Partnership prior to its termination, the cost of which would be reimbursed by the Partnership to St. Joe/Arvida. Affiliates of JMB own a minority interest in St. Joe/Arvida.

     Prior to June 1996, the Partnership and Arvida/JMB Partners, L.P. (a publicly-held limited partnership affiliated with the General Partner, "Arvida/JMB-I") each employed project-related and administrative personnel who performed services on behalf of both partnerships. In addition, certain out-of-pocket expenditures related to such services and certain general and administrative costs were paid and charged to each partnership as appropriate. The Partnership reimbursed or received reimbursements from Arvida/JMB-I for such costs (including salary and salary-related costs). Subsequent to June 1996, the Partnership no longer employed any project related or administrative personnel, and incurred no costs on behalf of
Arvida/JMB-I.   The Partnership owed approximately $112,900 to Arvida/JMB-I for such costs and services incurred in 1997. Approximately $9,900 was unpaid as of December 31, 1997.

     Pursuant to a requirement under the Partnership's restructured and new credit facility agreements, a portion of the reimbursements paid to Arvida and Arvida/JMB-I discussed above, as well as portions of the Partnership's insurance and loan refinancing costs for 1992, have been funded on the Partnership's behalf by advances from the General Partner. Such advances, which do not bear interest, totaled approximately $4,609,400 as of December 31, 1997. The repayment of such advances is subordinated to the receipt by the Holders of Interests of certain levels of return, and therefore will not be made. In addition, the Partnership was entitled to receive approximately $12,900 from an affiliate of the General Partner for salary and salary-related costs incurred by the Partnership on behalf of such affiliate of the General Partner, all of which was outstanding as of December 31, 1997.

     The General Partner of the Partnership or its affiliates may be reimbursed for their direct costs or out-of-pocket costs relating to the administration of the Partnership and the acquisition, development, ownership, supervision, and operation of the Partnership assets. In 1997, the General Partner of the Partnership or its affiliates were due reimbursement for such direct or other administrative and out-of-pocket expenditures in the amount of approximately $63,400, all of which was paid as of December 31, 1997.

     Additionally, the General Partner and its affiliates are entitled to reimbursements for legal, accounting and portfolio management services. Such costs for 1997 were approximately $71,000, all of which was paid as of December 31, 1997.

     Prior to the June 1996 sale of the remaining land, country club, cable company and certain related assets within the Heathrow community, Arvida was entitled to receive a management fee in connection with providing development management services to the Heathrow venture. Through
December 31, 1997, management fees of approximately $3,005,000 had been earned. Such deferred fees will not be paid. Reference is made to Note 3.

     In accordance with the Partnership Agreement, the General Partner and Associate Limited Partner deferred a portion of their distributions of net cash flow from the Partnership totaling approximately $247,000 at December 31, 1997. This amount will not be paid.

     Amounts payable by the Partnership to the General Partner, Associate Limited Partner and their affiliates (including Arvida) do not bear interest.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Interests of the Partnership.

     (b) The General Partner and its officers and director do not own Interests of the Partnership. The General Partner is also the general partner of Arvida/JMB Associates Limited Partnership-II, the Associate Limited Partner, and has sole voting and investment power with respect to the interest of the Associate Limited Partner in the Partnership.

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

                  4.16.   Amendment No. 1 to Letter of Credit
Reimbursement Agreement dated June 30, 1997 by and between Arvida/JMB Partners, L.P.-II and Bank of America National Trust and Savings
Association and Bank of America Illinois is incorporated herein by reference to the Partnership's Report for September 30, 1997 on Form 10-Q (File No. 0-19245) dated November 12, 1997.

                  4.17. Amendment No. 1 to Indemnification Agreement dated June 30, 1997 by and among Arvida/JMB Partners, L.P.-II and Catellus Residential Group, Standard Pacific of Orange County, Inc., and Starwood Opportunity Fund IV, L.P. is incorporated herein by reference to the Partnership's Report for September 30, 1997 on Form 10-Q (File No. 0-19245) dated November 12, 1997.

                  4.18. Settlement and Release Agreement dated as of December 31, 1997 by and between Arvida/JMB Partners, L.P.-II and Bank of America National Trust and Savings Association is filed herewith.

                  4.19. Assignment dated December 31, 1997 by and between Arvida/JMB Partners, L.P.-II and Bank of America National Trust and Savings Association is filed herewith.

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

                  10.15.  Agreement for Sale and Purchase of Real
Property dated May 27, 1997 by and between Heathrow Development Associates, Ltd. and Roliho, Inc. for the sale of the shopping plaza at Heathrow is incorporated herein by reference to Exhibit 2.1 to the Partnership's Report on Form 8-K (File No. 0-19245) dated July 15, 1997.

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

             ***** Previously filed with the Securities and Exchange Commission as Exhibit 10.14 to the Partnership's Form 10-Q Report (File No. 0-19245) under the Securities Act of 1934 filed on November 9, 1995 and herein incorporated by reference.

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

     No annual report or proxy material for the fiscal year 1997 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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


                        ARVIDA/JMB PARTNERS, L.P.-II

                        BY:     Arvida/JMB Managers-II, Inc.
                                (The General Partner)


                                GAILEN J. HULL
                        By:     Gailen J. Hull
                                Vice President
                        Date:   March 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                        By:     Arvida/JMB Managers-II, Inc.
                                (The General Partner)



                                NEIL G. BLUHM
                        By:     Neil G. Bluhm, President
                                (Principal Executive Officer)
                        Date:   March 25, 1998



                                JUDD D. MALKIN
                        By:     Judd D. Malkin, Chairman
                                (Principal Financial Officer)
                        Date:   March 25, 1998



                                GARY NICKELE
                        By:     Gary Nickele, Vice President,
                                General Counseland Director
                        Date:   March 25, 1998



                                GAILEN J. HULL
                        By:     Gailen J. Hull, Vice President
                                (Principal Accounting Officer)
                        Date:   March 25, 1998

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

4.11.      Letter Agreement dated October 31,
           1995 supplementing Forbearance
           Agreements with Lenders.              Yes

4.12.      Amendment of Forbearance and
           Modification Agreement dated
           September 24, 1996                    Yes

4.13.      Amendment of Forbearance and
           Modification Agreement dated
           May 13, 1997                          Yes

4.14.      Letter of Credit Reimbursement
           Agreement among Bank of
           American National Trust and
           Savings Association, Bank of
           America Illinois and Arvida/
           JMB Partners, L.P.-II dated
           May 30, 1997                          Yes

4.15.      Indemnification Agreement
           dated May 30, 1997 between
           Arvida/JMB Partners, L.P.-II
           and Catellus Residential Group,
           Standard Pacific of Orange
           County, Inc. and Starwood
           Opportunity Fund IV, L.P.             Yes

4.16.      Amendment No. 1 to Letter of
           Credit Reimbursement Agreement
           dated June 30, 1997 by and
           between Arvida/JMB Partners,
           L.P.-II and Bank of America
           National Trust and Savings
           Association and Bank of America
           Illinois                              Yes

                                             DOCUMENT
EXHIBIT                                    INCORPORATED SEQUENTIALLY
NO.        EXHIBIT                         BY REFERENCE NUMBERED PAGE
-------    -------                         ------------ -------------

4.17.      Amendment No. 1 to Indemnification
           Agreement dated June 30, 1997
           by and among Arvida/JMB Partners,
           L.P.-II and Catellus Residential
           Group, Standard Pacific of Orange
           County, Inc., and Starwood
           Opportunity Fund IV, L.P.             Yes

4.18.      Settlement and Release Agreement
           dated December 31, 1997 by
           and between Arvida/JMB Partners,
           L.P.-II and Bank of America
           National Trust and Savings
           Association.                           No

4.19.      Assignment dated December 31,
           1997 by and between Arvida/
           JMB Partners, L.P.-II and
           Bank of America National Trust
           and Savings Association.               No

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

10.9.      Amendment dated March 18, 1997 to
           Agreement for Purchase and Sale of
           Real Property by and between
           Arvida/JMB Partners, L.P.-II and
           Starwood/Talega Associates, L.L.C.
           for the sale of certain real
           property within the Talega Property.  Yes

10.10.     Agreement for Sale and Purchase
           of Real Property between
           Heathrow Development Associates,
           Ltd., Heathrow Golf and Country
           Club Limited Partnership, Heathrow
           Cable Limited Partnership and 4/46A
           Corporation.                          Yes

10.11      Agreement for Sale and Purchase
           of Real Property dated October 25,
           1996 by and between Arvida/JMB
           Partners, L.P.-II and Starwood/
           Talega Associates, L.L.C. for
           the sale of certain real property
           within the Talega Property            Yes

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

10.15.     Agreement for sale and Purchase
           of Real Property dated May 27,
           1997 by and between Heathrow
           Development Associates, Ltd.
           and Roliho, Inc. for the sale
           of the shopping plaza at Heathrow     Yes

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